Form 10-K
period 2007-12-31
Palmdale Executive Homes, Corp.
filed 2008-04-14
CIK 1414030

Commission File No. 000-52848


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2007


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the Transition Period From __ to __


                         PALMDALE EXECUTIVE HOMES, CORP.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Nevada                                               26-1125521
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


           59 Tennis Club Drive
          Rancho Mirage, CA 92270                                       92270
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (714) 524-2198


       Securities to be registered pursuant to Section 12(b) of the Act:

                                      None


       Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               __________________
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

________________________________________________________________________________

                                           Non-accelerated filer        Smaller
Large accelerated                        (Do not check if a smaller    reporting
      filer          Accelerated filer       reporting company)         company
       [ ]                  [ ]                     [ ]                   [X]
________________________________________________________________________________

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed fiscal quarter was $164,900.

     As of April XX 2008, the Registrant had 3,400,000 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                           PAGE

                                     PART I

Item 1.  Business                                                             4

Item 1A. Risk Factors                                                         5

Item 1B. Unresolved Staff Comments                                           10

Item 2.  Properties                                                          10

Item 3.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 10


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   10

Item 6.  Selected Financial Data                                             12

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          14

Item 8.  Financial Statements and Supplementary Data                         15

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            27

Item 9A. Controls and Procedures                                             27

Item 9B. Other Information                                                   28


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              28

Item 11. Executive Compensation                                              30

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          30

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                        31

Item 14. Principal Accountant Fees and Services                              31


                                    PART IV

Item 15. Exhibits and Financial Statement Schedules                          31

Signatures                                                                   32

                                     PART I


ITEM 1.   BUSINESS.

     Palmdale Executive Homes, Corp. (sometimes the "Company") was incorporated on January 14, 2000 under the laws of the state of Nevada. We intended to purchase either so-called "troubled" property in the area of Palmdale, California or acquire deeds of trust in default held by lenders in the area. As an alternative, we contemplated constructing modular-prefabricated homes in the area. We believed that for little or no money applicable to a down payment, we could acquire the ownership of one or more homes and, in addition, acquire deeds of trust in default on properties.

Durango Project

     On or about January 14, 2000, we acquired by quit claim deed an interest in real property located in Palmdale, California subject to encumbrances. On or about January 28, 2000, we requested Chase Manhattan Mortgage Corporation and California Housing Finance Agency to permit the assumption of the obligations. On February 1, 2000, Chase Manhattan Mortgage Corporation, on behalf of the California Housing Finance Agency, refused to permit the assumption in that we did not meet any of the investor's requirements for the assumption of the loan. The assumption requirements required the purchaser to occupy the property as its principal residence. Attempts to negotiate assumption failed. Sales efforts to find a purchaser who could use the property as a residence also failed. On or about April 25, 2000, the trustee under the deed of trust recorded a notice of default and election to sell under the deed of trust. On August 21, 2000, we lost our equity in the property.

 Trust Deed Investment

     We also contemplated acquiring deeds of trust in default that secured promissory notes. A deed of trust (similar to a mortgage) is a tripartite contract between a debtor ("trustor"), his creditor ("beneficiary") and an intermediary ("trustee") pursuant to which the trustor technically conveys title to its real estate to the trustee as security for his obligation to the beneficiary. The obligation security is usually for a monetary debt contained in a promissory note. As distinguished from a mortgage which is bipartite contract between the debtor ("mortgagor") and his creditor ("mortgagee"), the traditional mortgage did not contain a power of sale and could only be foreclosed by judicial action. With the then defaults on the real property located in the Palmdale, California, the purchase of these obligations with a resulting sale under the power of sale contained therein, would vest us with legal title. We were unable to negotiate any transactions with conventional lenders; however, we had negotiated to enter into a proposed transaction with a private vendor. Said proposed transaction to acquire the deed of trust under this method did not close.

Modular Homes

     We had also contemplated developing, on vacant land to be acquired, certain modular homes. In summary, the design goal was to create a very contemporary modern home with affordability. With the loss of the Durango property, we did not pursue this developmental plan.

Current Status

     As of the date hereof, we can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     Also, as of the date hereof, based upon our proposed future business activities, we may also be deemed a "blank check" company. The Securities and Exchange Commission definition of such a company as a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing "penny stock."

     A "penny stock" security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the Nasdaq Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.

     We have elected to become a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be because of our status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted in the OTC Bulletin Board System.

ITEM 1A.  RISK FACTORS.

     Our business is subject to numerous risk factors, including the following:

1. We have had no operating history nor any revenues or earnings from operations and we are insolvent.

     We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.   Our proposed plan of operation is speculative.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.   We face intense competition for business opportunities and combinations.

     We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital and hedge fund firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5. Our success is dependent on management that has other full time employment, has limited experience and will only devote limited part time working for the Company that makes our future even more uncertain.

     We have not entered into a written employment agreement with our officers and directors and none is expected in the foreseeable future. We have not obtained key man life insurance of our officers or directors. Notwithstanding the combined limited experience and time commitment of management, the loss of the services of Suzette M. Major and Tricia A. Nickson, or either, would adversely affect development of our business and our likelihood of continuing operations.

6. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

7. The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

     Although we will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combination that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

8. Our present management most likely will not remain after we complete a business combination.

     A business combination involving the issuance of our Common Stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's Common Stock held and/or resign as a member of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of any participation in our future affairs.

9. At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

     Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

10. As a shell company, we face substantial additional adverse business and legal consequences.

     We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, directors, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

11. The requirement of audited financial statements may disqualify business opportunities.

     Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

12. Our officers and directors are the principal shareholders and will be able to approve all corporate actions without shareholder consent and will control our Company.

     Our principal shareholder, Tricia A. Nickson, currently own approximately 69% of our Common Stock. She will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, she will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, she may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

13. Our Common Stock may never be public traded and you may have no ability to sell the shares.

     There is no established public trading market for our shares of Common Stock. There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

     Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority, Inc. ("FINRA") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. FINRA rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. The FINRA will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain FINRA rules and Rule 15c2-11 have been considered by the FINRA. Furthermore, the clearance should not construed by any investor as indicating that the FINRA, the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

     The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

14. Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

     If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock. The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

     There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

     Current shareholders, and person who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

     Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our initial shareholders, because they originally paid $.10 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

     (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

     (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

     (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

     (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

     (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

     Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

                  Alaska           Nevada               Tennessee
                  Arkansas         New Mexico           Texas
                  California       Ohio                 Utah
                  Delaware         Oklahoma             Vermont
                  Florida          Oregon               Washington
                  Georgia          Pennsylvania
                  Idaho            Rhode Island
                  Indiana          South Carolina
                  Nebraska         South Dakota

     Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

     We do not have any legal opinions as it relates to whether were a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

     The provisions of Rule 144 for shares subsequently issued by a shell company may further restrict the sale of newly issued shares of Common Stock.

     The Company's officers, directors and majority shareholders have expressed their intention not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer.

15. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

     The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult to sell their securities, if at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     We have no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

     Our executive offices are located at 59 Tennis Club Drive, Rancho Mirage, California 92270 and we also utilize the executive offices of our registered agent at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company by our resident agent on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. We believe that this arrangement will meet our needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS.

     There is no litigation pending or threatened by or against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to the Company's security holders.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a) Market Price.

     There is no active trading market for our Common Stock at present.

     We have been assigned the trading symbol of PMDX. The shares of common stock currently have a quote published in the Pinks Sheets, LLC so-called "Pink Sheets."

     There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. We intend to request a broker-dealer to make application to the FINRA to have the Company's securities traded or elevated on to the OTC Bulletin Board System.

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     For the initial listing in the Nasdaq SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

     For continued listing in the Nasdaq SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

     We intend to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on Nasdaq or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-Nasdaq over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

     (b) Holders.

     There are twenty-four (24) holders of the Company's Common Stock. In January 2000, we issued 3,400,000 of our Common Shares for cash. All of the issued and outstanding shares of the Company's Common Stock were issued pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

     Currently, all of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a six month holding period, under certain circumstances, has unlimited public resales under said Rule.

     Rule 144 dos not prohibit the resale of securities under said Rule that were not initially issued by a reporting or non-reporting shell company or an issuer that has been previously such a company, even though we may be a shell at the time of sale. At the time of the original issuance, we were not a shell issuer.

     (c) Dividends.

     The Company has not paid any cash dividends to date and has no plans to do so in the immediate future.

     (d)  Securities Authorized for Issuance under an Equity Compensation Plan.

     We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

     (e)  Recent Sale of Unregistered Securities

     During the year ended December 31, 2007, we did not have any sales of any of our securities.

ITEM 6.   SELECTED FINANCIAL DATA.

     Not applicable to smaller reporting companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company and our officers and directors have not enter into any negotiations or preliminary discussions regarding the possibility of an acquisition or merger between the Company and such other company as of the date hereof.

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the 1934 Act. We will not restrict its search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders.

     We have made no determination as to whether we will continue to file periodic reports since our obligation to file such reports is not required under the 1934 Act. Tricia A. Nickson, our majority shareholder, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that she is an officer and director of the Company when the obligation is incurred. It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act.

     It is anticipated that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell her stock in the Company.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a "back door" 1934 Act registration procedure. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by detering fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10 or Form 10-SB.

Accounting for a Business Combination

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Financial Condition.

     Our auditor's going concern opinion for the prior year ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

Liquidity and Operational Results.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

     We are dependent upon our officers to meet any de minimis costs that may Occur, Tricia A. Nickerson, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Liquidity.

     As of December 31, 2007, we had no assets and total liabilities of $7,613 and we had a negative net worth of $7,613. As of December 31, 2006, we had total liabilities of $2,910 and a negative net worth of $2,910.

     We have had no revenues from inception through December 31, 2006 and December 31, 207. We have a loss from inception through December 31, 2006 of $36,910 and a loss from inception through December 31, 2007 of $41,613.

     We have officer's advances of $1,000 from inception to December 31, 2006 and $5,813 from inception to December 31, 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)



                                DECEMBER 31, 2007
                                DECEMBER 31, 2006

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                             18

   Statements of Operations                                                   19

   Statements of Stockholders' Deficit                                        20

   Statements of Cash Flows                                                   21

   Notes to Financial Statements                                           22-26
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Palmdale Executive Homes, Corp.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Palmdale Executive Homes, Corp. (A Development Stage Enterprise) as of December 31, 2007 and 2006 the related statements of operations, stockholder's deficit, and cash flows for the years then ended and the period January 14, 2000 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmdale Executive Homes, Corp. (A Development Stage Enterprise) as of December 31, 2007 and 2006 and the results of its operations and cash flows for years then ended and the period January 14, 2000 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kyle L. Tingle, CPA, LLC


March 14, 2008
Las Vegas, Nevada


                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                                                        December 31,     December 31,
                                                                                                2007             2006
                                                                                       _____________     ____________


                                                           ASSETS

CURRENT ASSETS                                                                         $           0     $          0
                                                                                       _____________     ____________

            Total current assets                                                       $           0     $          0
                                                                                       _____________     ____________

                   Total assets                                                        $           0     $          0
                                                                                       =============     ============




                                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                  $       1,800            1,910
     Officers advances                                                                         5,813            1,000
                                                                                       _____________     ____________

            Total current liabilities                                                  $       7,613     $      2,910
                                                                                       _____________     ____________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares; issued
        and outstanding:  3,400,000 shares at
        December 31, 2007 and 2006                                                             3,400            3,400
     Additional paid-in capital                                                               30,600           30,600
     Accumulated deficit during development stage                                            (41,613)         (36,910)
                                                                                       _____________     ____________

            Total stockholders' deficit                                                $      (7,613)    $     (2,910)
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' deficit                                               $           0     $          0
                                                                                       =============     ============



                 See Accompanying Notes to Financial Statements.



                        PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS




                                                                                                           Jan. 14, 2000
                                                                           Year Ended        Year Ended   (inception) to
                                                                         December 31,      December 31,     December 31,
                                                                                 2007              2006             2007
                                                                         ____________     _____________     ____________

Revenues                                                                 $          0     $           0     $          0

Cost of revenue                                                                     0                 0                0
                                                                         ____________     _____________     ____________

           Gross profit                                                  $          0     $           0     $          0
General, selling and
   administrative expenses                                                      4,703               200           41,613
                                                                         ____________     _____________     ____________
           Operating loss                                                $     (4,703)    $        (200)    $    (41,613)

Nonoperating income (expense)                                                       0                 0                0
                                                                         ____________     _____________     ____________

   Net loss                                                              $     (4,703)    $        (200)    $    (41,613)
                                                                         ============     =============     ============


   Net loss per share, basic
   and diluted                                                           $     (0.00)     $       (0.00)    $      (0.01)
                                                                         ============     =============     ============

   Average number of shares
   of common stock outstanding                                              3,400,000         3,400,000
                                                                         ============     =============




                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                                       Accumulated
                                                                                            Deficit
                                         Common Stock                  Additional           During
                                  _______________________________         Paid-In      Development
                                      Shares           Amount             Capital            Stage           Total
                                  ______________    _____________     ____________     ______________    ____________


February 20, 2000, issue
  common stock                         3,400,000    $       3,400     $     30,600     $           0     $     34,000
Net loss, December 31, 2000                                                                  (35,200)         (35,200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2000             3,400,000    $       3,400     $     30,600     $     (35,200)    $     (1,200)
Net loss, December 31, 2001                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2001             3,400,000    $       3,400     $     30,600     $     (35,400)    $     (1,400)
Net loss, December 31, 2002                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2002             3,400,000    $       3,400     $     30,600     $     (35,600)    $     (1,600)
Net loss, December 31, 2003                                                                     (710)            (710)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2003             3,400,000    $       3,400     $     30,600     $     (36,310)    $     (2,310)
Net loss, December 31, 2004                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2004             3,400,000    $       3,400     $     30,600     $     (36,510)    $     (2,510)
Net loss, December 31, 2005                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2005             3,400,000    $       3,400     $     30,600     $     (36,710)    $     (2,710)
Net loss, December 31, 2006                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2006             3,400,000    $       3,400     $     30,600     $     (36,910)    $     (2,910)
Net loss, December 31, 2007                                                                   (4,703)          (4,703)
                                  ______________    _____________     ____________     ______________    ____________

Balance, December 31, 2007             3,400,000    $       3,400     $     30,600     $     (41,613)    $     (7,613)
                                  ==============    =============     ============     ==============    =============





                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                                                         Jan. 14, 2000
                                                                         Year Ended        Year Ended   (inception) to
                                                                       December 31,      December 31,     December 31,
                                                                               2007              2006             2007
                                                                       _____________    ______________    ____________
Cash Flows From
Operating Activities
    Net loss                                                           $     (4,703)    $        (200)    $    (41,613)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                                    (110)              200            1,800
                                                                       _____________    ______________    ____________

         Net cash used in
            operating activities                                       $     (4,813)    $           0     $    (39,813)
                                                                       _____________    ______________    ____________

Cash Flows From
Investing Activities                                                   $          0     $           0     $          0
                                                                       _____________    ______________    ____________

Cash Flows From
Financing Activities
    Issuance of common stock                                           $          0     $           0     $     34,000
    Increase in officer advances                                              4,813                 0            5,813
                                                                       _____________    ______________    ____________

         Net cash provided by
            financing activities                                       $      4,813     $           0     $     39,813
                                                                       _____________    ______________    ____________

         Net increase (decrease)
            in cash                                                    $          0     $           0     $          0

Cash, beginning of period                                                         0                 0     $          0
                                                                       _____________    ______________    ____________

Cash, end of period                                                    $          0     $           0     $          0
                                                                       ============     =============     ============



Supplemental Information and Non-monetary Transactions:

Interest paid                                                          $           0    $           0     $           0
                                                                       =============    =============     =============

Taxes paid                                                             $           0    $           0     $           0
                                                                       =============    =============     =============



                 See Accompanying Notes to Financial Statements.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Palmdale Executive Homes, Corp. ("Company") was organized January 14, 2000 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007 and 2006.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES," and clarified by FIN 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met:
(a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations-- a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK
The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On February 20, 2000 the Company authorized and issued 3,400,000 shares of its $0.001 par value common stock in consideration of $34,000 in cash.

The Company has not authorized any preferred stock.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,400,000 during 2007, 2006, and since inception. As of December 31, 2007 and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2007 and December 31, 2006 are as follows:

                                                        2007              2006
                                               ______________    ______________
   Net operating loss carryforward             $      14,565     $      12,919
   Valuation allowance                               (14,565)          (12,919)
                                               ______________    ______________

   Net deferred tax asset                      $           0     $           0
                                               ==============    ==============

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                        2007              2006    SINCE INCEPTION
                                               ______________    _____________    ______________
   Tax at statutory rate (35%)                 $       1,646     $          70    $       14,565
   Increase in valuation allowance                    (1,646)              (70)          (14,565)
                                               ______________    _____________    ______________

   Net deferred tax asset                      $           0     $           0    $            0
                                               =============     =============    ==============


The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2007 and December 31, 2006, the company owed officers $5,813 and $1,000 respectively.


NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the 1934 Act or the 1934 Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial and Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Palmdale Executive Homes, Corp.

     We have audited Palmdale Executive Homes, Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Las Palmas Mobile Estates's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, Palmdale Executive Homes, Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 of Palmdale Executive Homes, Corp. and our report dated March 14, 2008 expressed a qualified opinion on matters other than those involving controls and procedures.

Very truly yours,

/s/  KYLE L. TINGLE, CPA
________________________
     Kyle L. Tingle, CPA


ITEM 9B.  OTHER INFORMATION.

     We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.


                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     Our directors and officers (and promoters, affiliates and control persons) are as follows:

Name                                        Age              Position
________________________________________________________________________________

Suzette M. Major                            39               President/Directors

Tricia A. Nickson                           38               Secretary/Treasurer

     The above listed officers and directors will serve until the next annual meeting of the shareholders or until there death, resignation, retirement, removal, or disqualification, or until the successors have been duly elected and qualified. Vacancies in the existing Board of Directors may be filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or directors to resign at the request of another person and no officer or directors is acting on behalf of or will act at the direction of any other person.

Resumes

Suzette M. Major

          2005 - present
          Controller
          Sycamore Wood, LLC

          2001-2005
          Controller
          Adia Kibur Accessories, Inc.

          1997-2001
          Senior Associate
          MZ Corporation

          1997
          Controller/Chief Financial Officer
          Equities Development Corporation & EDC Management Co., Inc.

          1996-1999
          Controller (consulting basis after 1997)
          Patrick Rains & Associates and PRA Records

          1994-1995
          Loan Officer/Underwriter/Packager
          Industrial Bank, Small Business Administration Department

Tricia A. Nickson

          March 2005 - Present

          CIT Group Tempe, AZ
          Account Executive

          April 2004 - January 2005
          ACJ Mortgage Group Denver, Co
          Senior Loan Officer

          October 2003 - April 2004
          Wellington Financial Denver, Co
          Senior Loan Officer

          June 2003 - October 2003

          US Lec Corporation Mclean, VA
          Senior Customer Support Specialist

          July 2002 - April 2003
          Broadwing Communications Reston, Va
          Senior Customer Support Specialist

Other Offerings

     None of the present or prior directors, officers, promoters, control persons and affiliates have been a director, officer, promoter, control person or affiliate in any other blank check offering, blind pool offering or shell company.

Conflicts of Interest

     Suzette M. Major and Tricia A. Nickson are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in there acting as our officers and directors. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote only a minor amount of time to the Company's affairs.

     Our officers and directors are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

     The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to her attention, either in the performance of her duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that she is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

     We have not adopted any other conflict of interest policy with respect to such transactions.

ITEM 11.  EXECUTIVE COMPENSATION.

     Suzette M. Major and Tricia A. Nickson each have not received any compensation for services rendered to the Company, nor has each received such compensation in the past.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. Our officers and directors will not receive any finders fee, either directly or indirectly, as a result of their efforts to implement the Company's business plan.

     We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     (a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five (5%) percent of the Company.

                   Name and                    Amount and
                   Address of                  Nature of
                   Beneficial                  Beneficial     Percent
Title of Class       Owner                       Owner        of Class
______________________________________________________________________

Common             Tricia A. Nickson            2,360,000          69%
                   1346 South 219th Drive
                   Buckeye, Arizona 85326

     (b) Security Ownership of Management.

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all of our directors and officers.

                   Name and                    Amount and
                   Address of                  Nature of
                   Beneficial                  Beneficial     Percent
Title of Class       Owner                       Owner        of Class
______________________________________________________________________

Common             Suzette M. Major                     0           0
                   701 Atkins Drive
                   Glendale, California 91206

Common             Tricia A. Nickson            2,360,000          69%
                   1346 South 219th Drive
                   Buckeye, Arizona 85326

Common             All Officers and
                   Directors as a Group
                   (two [2] individuals)

     (c) Other.

     The total of the Company's outstanding Common Shares are held by 24 persons.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

     Tricia A. Nickson has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2007            2006
_______________________________________________

Audit Fees               $1,650            None

Audit Related Fees         None            None

Tax Fees                    150             125

All Other Fees             None            None

Pre Approval of Services by the Independent Auditor

     The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Kyle A. Tingle in 2007 were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     There are no reports on Form 8-K incorporated herein by reference.

     The following documents are filed as part of this report:

                  23.1 Consent of Kyle L. Tingle, CPA.

                  31.1 Certification of Chief Executive Officer.

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  April 14, 2008              PALMDALE EXECUTIVE HOMES, CORP.



                                   By: /s/ SUZETTE M. MAJOR
                                   _____________________________________________
                                           Suzette M. Major
                                           President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 14, 2008               PALMDALE EXECUTIVE HOMES, CORP.



                                   By: /s/ SUZETTE M. MAJOR
                                   _____________________________________________
                                           Suzette M. Major
                                           President and Director



                                   By: /s/ TRICIA A. NICKSON
                                   _____________________________________________
                                           Tricia A. Nickson
                                           Secretary/Treasurer and Director