Form 10-Q
period 2008-03-31
Palmdale Executive Homes, Corp.
filed 2008-05-12
CIK 1414030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER: 000-52848


                         PALMDALE EXECUTIVE HOMES, CORP.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


          NEVADA                                                26-1125521
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          59 Tennis Club Drive
        Rancho Mirage, California                                       92270
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (714) 524-2198


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

      At March 31, 2008, and as of the date hereof, there were outstanding 5,000,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.




                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)




                                 MARCH 31, 2008
                                DECEMBER 31, 2007

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)

                                    CONTENTS









________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                             4

   Statements of Operations                                                   5

   Statements of Stockholders' Deficit                                        6

   Statements of Cash Flows                                                   7

   Notes to Financial Statements                                           8-12
________________________________________________________________________________



                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                        March 31,       December 31,
                                                             2008               2007
                                                    _____________       ____________
                                     ASSETS

CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $  2,100         $  1,800
     Officers advances                                      7,613            5,813
                                                         ________         ________

            Total current liabilities                    $  9,713         $  7,613
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding: 3,400,000 shares at
        March 31, 2008 and December 31, 2007.               3,400            3,400

     Additional paid in capital                            30,600           30,600
     Accumulated deficit during development stage         (43,713)         (41,613)
                                                         ________         ________

            Total stockholders' deficit                  $ (9,713)        $ (7,613)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                      Jan. 14, 2000
                                                Quarter Ended        Year Ended      (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2008              2007                2008
                                                _____________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative expenses            2,100            4,703             43,713
                                                   __________       __________         __________
           Operating loss                          $   (2,100)      $   (4,703)        $  (43,713)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net loss                                        $   (2,100)      $   (4,703)        $  (43,713)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)        $    (0.01)
                                                   ==========       ==========         ==========

   Average number of shares
   of common stock outstanding                      3,400,000        3,400,000
                                                   ==========       ==========


                 See Accompanying Notes to Financial Statements.




                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                       Accumulated
                                                                                         Deficit
                                         Common Stock                  Additional        During
                                  _______________________________       Paid-In        Development
                                      Shares           Amount           Capital           Stage             Total
                                  ______________    _____________     ____________     ______________    ____________


February 20, 2000, issue
  common stock                         3,400,000    $       3,400     $     30,600     $           0     $     34,000
Net loss, December 31, 2000                                                                  (35,200)         (35,200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2000             3,400,000    $       3,400     $     30,600     $     (35,200)    $     (1,200)
Net loss, December 31, 2001                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2001             3,400,000    $       3,400     $     30,600     $     (35,400)    $     (1,400)
Net loss, December 31, 2002                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2002             3,400,000    $       3,400     $     30,600     $     (35,600)    $     (1,600)
Net loss, December 31, 2003                                                                     (710)            (710)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2003             3,400,000    $       3,400     $     30,600     $     (36,310)    $     (2,310)
Net loss, December 31, 2004                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2004             3,400,000    $       3,400     $     30,600     $     (36,510)    $     (2,510)
Net loss, December 31, 2005                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2005             3,400,000    $       3,400     $     30,600     $     (36,710)    $     (2,710)
Net loss, December 31, 2006                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2006             3,400,000    $       3,400     $     30,600     $     (36,910)    $     (2,910)
Net loss, December 31, 2007                                                                   (4,703)          (4,703)
                                  ______________    _____________     ____________     ______________    ____________

Balance, December 31, 2007             3,400,000    $       3,400     $     30,600     $     (41,613)    $     (7,613)
Net loss, March 31, 2008                                                                      (2,100)          (2,100)
                                  ______________    _____________     ____________     ______________    ____________
Balance, March 31, 2008                3,400,000    $       3,400     $     30,600     $     (43,713)    $     (9,713)
                                  ==============    =============     ============     ==============    =============



                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                      Jan. 14, 2000
                                                Quarter Ended        Year Ended      (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2008              2007                2008
                                            _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (2,100)      $   (4,703)        $  (43,713)
    Adjustments to reconcile net loss
         to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               300             (110)             2,100
                                                   __________       __________         __________
       Net cash used in operating activities       $   (1,800)      $   (4,813)        $  (41,613)
                                                   __________       __________         __________

Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   34,000
   Increase in officer advances                         1,800            4,813              7,613
                                                   __________       __________         __________

       Net cash provided by financing activities   $    1,800       $    4,813         $   41,613
                                                   __________       __________         __________
       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0       $        0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Income taxes paid                               $        0       $        0         $        0
                                                   ==========       ==========         ==========


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2008 and December 31, 2007.

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

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,400,000 during 2008, 2007, and since inception. As of March 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2007 and December 31, 2006 are as follows:

                                               2007           2006
                                             ________       ________

       Net operating loss carryforward       $ 14,565       $ 12,919
       Valuation allowance                    (14,565)       (12,919)
                                             ________       ________
       Net deferred tax asset                $      0       $      0
                                             ========       ========

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                   Since
                                             2007       2006     Inception
                                           ________     ____     _________

       Tax at statutory rate (35%)         $  1,646     $ 70     $  14,565
       Increase in valuation allowance       (1,646)     (70)      (14,565)
                                           ________     ____     _________
       Net deferred tax asset              $      0     $  0     $       0
                                           ========     ====     =========


The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2008 and December 31, 2007 the company owed officers $7,613 and $5,813 respectively.


NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

General Plan.

     The Company's business strategy is to be a reporting registrant with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "1934 Act") and to be available as a shell to facilitate the financing of private or small public companies.

     Because of the diverse structures used for the transactions which are negotiated for business combinations, coupled with financing of the resulting entity, the role of the Company will be unknown until a business combination is located. We believe that these transactions usually involves a privately negotiated sale of an issuer's equity security or equity-linked securities to an investor, wherein the sale is conditioned upon a subsequent resale registration statement filed with the Securities and Exchange Commission. The privately negotiated sale involving private companies usually require no disclosures because they are governed by the guidelines and safe harbor provisions under
Section 4(2) or Regulation D of the Securities Act of 1933, as amended.

     We further believe that certain of the participants in certain transactions desire the ability to disclose the financing terms and conditions of the business combination and as the additional participant in the transaction, we can facilitate such a disclosure. This disclosure is part of our obligation as a reporting registrant under the 1934 Act. These disclosures will commence upon the negotiation of the business combination through the closing as compared to having no disclosures until the resale registration statement if filed with the Securities and Exchange Commission.

     We further believe that the participants who desire the disclosure can be divided into the fundamental investors (private equity/venture capital funds, mutual funds and accredited investors) or technical investors (hedge funds, arbitrage funds, institutional funds and accredited investors).

     We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We may seek a business opportunity with investors or with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include immediate disclosure of relevant factors involving the business combination, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

     It is anticipated that we will incur nominal expenses in the implementation of our business plan described herein. The participate in the proposed business combination will be required to provide financing. Because we have no capital with which to pay other minimal anticipated expenses, present management of the Company will pay these charges with his personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective business combination.

Acquisition of Opportunities.

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, or joint venturer, with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and sole shareholder of the Company will no longer be in control of the Company. In addition, our director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of shareholders and may sell his stock in the Company to the participates, or either.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. Because of the diverse structures used for the transactions which are negotiated for business combinations, coupled with financing of the resulting entity, the role of the Company will be unknown until a business combination is located. We believe that these transactions usually involves a privately negotiated sale of an issuer's equity security or equity-linked securities to an investor, wherein the sale is conditioned upon a subsequent resale registration statement filed with the Securities and Exchange Commission.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. These will be disclosed in our filings with the Securities and Exchange Commission. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     We have no present intent to acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10 or Form 10-SB. This information will usually be available prior to the filing of a resale registration statement under the Securities Act of 1933, as amended.

Accounting for a Business Combination.

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

     The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

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

     We are dependent upon our officers to meet any de minimis costs that may occur. Lawrence M. Simons, Sr. M.D., an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act; provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Liquidity.

     As of March 31, 2008, we had total liabilities of $9,713 and we had a negative net worth of $9,713. As of December 31, 2007, we had total liabilities of $7,613 and a negative net worth of $7,613.

     We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended March 31, 2008. We have a loss from inception through December 31, 2007 of $41,713 and a loss from inception through March 31, 2008 of $41,613.

     We have officer's advances of $7,613 from inception to March 31, 2008. The officer's advances as of December 31, 2007 were $5,813.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.


ITEM 4.  CONTROLS AND PROCEDURES.

     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

     Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duty due to management accounting size, management had engaged an outside CPA to assist in the financial reporting.

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

     o As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation; no sufficient testing where conducted and further segregation of duties needs to be put in place. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

     Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007 and the current quarter then ended.

     The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

                                     PART II

                                OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS.................................................None

ITEM 1A - RISK FACTORS.

     There has been no material change in the risk factors previously disclosed.

ITEM 2 -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......None

ITEM 3 -  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES..................None

ITEM 4 -  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS..................None

ITEM 5 -  OTHER INFORMATION.................................................None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

          31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

          32.1 Section 1350 Certification - Chief Executive Officer.

          32.1 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 12, 2008
                                    PALMDALE EXECUTIVE HOMES, CORP.



                                    By: /s/ SUZETTE M. MAJOR
                                    _____________________________________
                                    Suzette M. Major
                                    President



                                    By: /s/ TRICIA A. NICKSON
                                    _____________________________________
                                    Tricia A. Nickson
                                    Secretary and Treasurer