Form 10-Q/A
period 2008-03-31
Palmdale Executive Homes, Corp.
filed 2008-05-13
CIK 1414030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                               (Amendment No. 1)


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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

      At March 31, 2008, and as of the date hereof, there were outstanding 3,400,000 shares of the Registrant's Common Stock, $.001 par value.

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

     We are dependent upon our officers to meet any de minimis costs that may occur. Tricia A. Nickson, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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


Dated:  May 13, 2008
                                    PALMDALE EXECUTIVE HOMES, CORP.



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