Form 10-Q
period 2008-06-30
Palmdale Executive Homes, Corp.
filed 2008-07-17
CIK 1414030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

      At June 30, 2008, and as of the date hereof, there were outstanding 3,400,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.




                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)




                                  JUNE 30, 2008
                                DECEMBER 31, 2007

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
________________________________________________________________________________


                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                         June 30,       December 31,
                                                             2008               2007
                                                    _____________       ____________
                                     ASSETS

CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $      0         $  1,800
     Officers advances                                     11,272            5,813
                                                         ________         ________

            Total current liabilities                    $ 11,272         $  7,613
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding: 3,400,000 shares at
        June 30, 2008 and December 31, 2007                 3,400            3,400
     Additional paid in capital                            30,600           30,600
     Accumulated deficit during development stage         (45,272)         (41,613)
                                                         ________         ________

            Total stockholders' deficit                  $(11,272)        $ (7,613)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                      Jan. 14, 2000
                                             Six Months Ended        Year Ended      (inception) to
                                                     June 30,      December 31,            June 30,
                                                         2008              2007                2008
                                             ________________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and
   administrative expenses                              3,659            4,703             45,272
                                                   __________       __________         __________
           Operating loss                          $   (3,659)      $   (4,703)        $  (45,272)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net loss                                        $   (3,659)      $   (4,703)        $  (45,272)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)        $    (0.01)
                                                   ==========       ==========         ==========

   Average number of shares
   of common stock outstanding                      3,400,000        3,400,000
                                                   ==========       ==========


                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                       Accumulated
                                                                                         Deficit
                                         Common Stock                  Additional        During
                                  _______________________________       Paid-In        Development
                                      Shares           Amount           Capital           Stage             Total
                                  ______________    _____________     ____________     ______________    ____________

February 20, 2000, issue
  common stock                         3,400,000    $       3,400     $     30,600     $           0     $     34,000
Net loss, December 31, 2000                                                                  (35,200)         (35,200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2000             3,400,000    $       3,400     $     30,600     $     (35,200)    $     (1,200)
Net loss, December 31, 2001                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2001             3,400,000    $       3,400     $     30,600     $     (35,400)    $     (1,400)
Net loss, December 31, 2002                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2002             3,400,000    $       3,400     $     30,600     $     (35,600)    $     (1,600)
Net loss, December 31, 2003                                                                     (710)            (710)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2003             3,400,000    $       3,400     $     30,600     $     (36,310)    $     (2,310)
Net loss, December 31, 2004                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2004             3,400,000    $       3,400     $     30,600     $     (36,510)    $     (2,510)
Net loss, December 31, 2005                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2005             3,400,000    $       3,400     $     30,600     $     (36,710)    $     (2,710)
Net loss, December 31, 2006                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2006             3,400,000    $       3,400     $     30,600     $     (36,910)    $     (2,910)
Net loss, December 31, 2007                                                                   (4,703)          (4,703)
                                  ______________    _____________     ____________     ______________    ____________

Balance, December 31, 2007             3,400,000    $       3,400     $     30,600     $     (41,613)    $     (7,613)
Net loss, June 30, 2008                                                                       (3,659)          (3,659)
                                  ______________    _____________     ____________     ______________    ____________
Balance, June 30, 2008                 3,400,000    $       3,400     $     30,600     $     (45,292)    $    (11,272)
                                  ==============    =============     ============     ==============    =============



                 See Accompanying Notes to Financial Statements.


                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                      Jan. 14, 2000
                                             Six Months Ended        Year Ended      (inception) to
                                                     June 30,      December 31,            June 30,
                                                         2008              2007                2008
                                            _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (3,659)      $   (4,703)        $  (45,272)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable            (1,800)            (110)                 0
                                                   __________       __________         __________
       Net cash used in operating activities       $   (5,459)      $   (4,813)        $  (45,272)
                                                   __________       __________         __________

Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   34,000
   Increase in officer advances                         5,459            4,813             11,272
                                                   __________       __________         __________

       Net cash provided by financing activities   $    5,459       $    4,813         $   45,272
                                                   __________       __________         __________
       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0       $        0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Income taxes paid                               $        0       $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2008 and December 31, 2007.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,400,000 during 2008, 2007, and since inception. As of June 30, 2008 and December 31, 2007 and since inception, the Company had no dilutive potential common shares.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2008 and December 31, 2007 the company owed officers $11,272 and $5,813 respectively.


NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

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

General Business Plan.

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the advantages of a company who has complied with the 1934 Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Acquisition of Opportunities.

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, our director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or she may sell her stock in the Company.

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

     Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by detering fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

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

Shell Issues.

     The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1992, we had a specific business plan and purpose. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company.

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

     On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145) for shell companies like us. The amendments currently in full force and effect provide that the current revised holding periods applicable to affiliates and non-affiliates is not now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell, (ii) is subject to the Exchange Act reporting obligations, (iii) has filed all required Exchange Act reports during the proceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold Rule 144. The amendment to Rule 144(i)(1)(i) was not intended to capture a "startup company," or a company with a limited operating history or the shares originally issued by us in 2000.

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

Liquidity.

     As of June 30, 2008, we had total liabilities of $11,272 and we had a negative net worth of $11,272. As of December 31, 2007, we had total liabilities of $7,613 and a negative net worth of $7,613.

     We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended June 30, 2008. We have a loss from inception through December 31, 2007 of $41,713 and a loss from inception through June 30, 2008 of $45,272.

     We have officer's advances of $11,272 from inception to June 30, 2008. The officer's advances as of December 31, 2007 were $5,813.

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

     Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duties due to management accounting size, management has engaged an outside CPA to assist in the financial reporting.

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended June 30, 2008.

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


Dated:  July 17, 2008


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