Form 10-K
period 2008-12-31
Palmdale Executive Homes, Corp.
filed 2009-03-27
CIK 1414030

Commission File No. 000-52848


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2008


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the Transition Period From __ to __


                         PALMDALE EXECUTIVE HOMES CORP.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Nevada                                               26-1125521
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   6767 W. Tropicana Ave., Suite 207
             Las Vegas, NV                                              89103
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed fiscal quarter was $156,000.

     As of March XX 2008, the Registrant had 3,400,000 shares of Common Stock, $.001 par value, issued and outstanding.

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

     We have been assigned the trading symbol of PMDX for the OTC Bulletin Board System.

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

13. There is no active trading market for our Common Stock and you may have no ability to sell the shares.

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

ITEM 2.   PROPERTIES.

     We were located at 59 Tennis Club Drive, Rancho Mirage, California 92270 and now we utilize the executive offices of our registered agent at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company by our resident agent on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. We believe that this arrangement will meet our needs for the foreseeable future.

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

     We have been assigned the trading symbol of PMDX. The shares of common stock currently have a quote published in the OTC Bulletin Board System.

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

     During the year ended December 31, 2008, we did not have any sales of any of our securities.

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

Liquidity.

     As of December 31, 2008, we had no assets and total liabilities of $12,185 and we had a negative net worth of $12,185. As of December 31, 2007, we had total liabilities of $7,613 and a negative net worth of $7,613.

     We have had no revenues from inception through December 31, 2007 and December 31, 2008. We have a loss from inception through December 31, 2007 of $41,613 and a loss from inception through December 31, 2008 of $46,185.

     We have officer's advances of $5,813 from inception to December 31, 2007 and $12,185 from inception to December 31, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)



                                DECEMBER 31, 2008
                                DECEMBER 31, 2007

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
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Palmdale Executive Homes, Corp.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Palmdale Executive Homes, Corp. (A Development Stage Enterprise) as of December 31, 2008 and 2007 the related statements of operations, stockholder's deficit, and cash flows for the years then ended and the period January 14, 2000 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmdale Executive Homes, Corp. (A Development Stage Enterprise) as of December 31, 2008 and 2007 and the results of its operations and cash flows for years then ended and the period January 14, 2000 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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





Kyle L. Tingle, CPA, LLC


February 4, 2009
Las Vegas, Nevada


                         PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                                                        December 31,     December 31,
                                                                                                2008             2007
                                                                                       _____________     ____________


                                                           ASSETS

CURRENT ASSETS
     Cash                                                                              $           0     $          0
                                                                                       _____________     ____________

            Total current assets                                                       $           0     $          0
                                                                                       _____________     ____________

                   Total assets                                                        $           0     $          0
                                                                                       =============     ============




                                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                  $           0            1,800
     Officers advances                                                                        12,185            5,813
                                                                                       _____________     ____________

            Total current liabilities                                                  $      12,185     $      7,613
                                                                                       _____________     ____________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares; issued
        and outstanding:  3,400,000 shares at
        December 31, 2008 and December 31, 2007                                                3,400            3,400
     Additional paid-in capital                                                               30,600           30,600
     Accumulated deficit during development stage                                            (46,185)         (41,613)
                                                                                       _____________     ____________

            Total stockholders' deficit                                                $      12,185)    $     (7,613)
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' deficit                                               $           0     $          0
                                                                                       =============     ============



                 See Accompanying Notes to Financial Statements.



                        PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS




                                                                                                           Jan. 14, 2000
                                                                           Year Ended        Year Ended   (inception) to
                                                                         December 31,      December 31,     December 31,
                                                                                 2008              2007             2008
                                                                         ____________     _____________     ____________

Revenues                                                                 $          0     $           0     $          0

Cost of revenue                                                                     0                 0                0
                                                                         ____________     _____________     ____________

           Gross profit                                                  $          0     $           0     $          0

General, selling and
   administrative expenses                                                      4,572             4,703           46,185
                                                                         ____________     _____________     ____________
           Operating loss                                                $     (4,572)    $       4,703)    $    (46,185)

Nonoperating income (expense)                                                       0                 0                0
                                                                         ____________     _____________     ____________

   Net loss                                                              $     (4,572)    $       4,703)    $    (46,185)
                                                                         ============     =============     ============


   Net loss per share, basic
   and diluted                                                           $     (0.00)     $       (0.00)    $      (0.01)
                                                                         ============     =============     ============

   Average number of shares
   of common stock outstanding                                              3,400,000         3,400,000        3,400,000
                                                                         ============     =============     ============




                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                       Accumulated
                                                                                           Deficit
                                         Common Stock                  Additional           During
                                  _______________________________         Paid-In      Development
                                      Shares           Amount             Capital            Stage           Total
                                  ______________    _____________     ____________     ______________    ____________


February 20, 2000, issue
  common stock                         3,400,000    $       3,400     $     30,600     $           0     $     34,000
Net loss, December 31, 2000                                                                  (35,200)         (35,200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2000             3,400,000    $       3,400     $     30,600     $     (35,200)    $     (1,200)
Net loss, December 31, 2001                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2001             3,400,000    $       3,400     $     30,600     $     (35,400)    $     (1,400)
Net loss, December 31, 2002                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2002             3,400,000    $       3,400     $     30,600     $     (35,600)    $     (1,600)
Net loss, December 31, 2003                                                                     (710)            (710)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2003             3,400,000    $       3,400     $     30,600     $     (36,310)    $     (2,310)
Net loss, December 31, 2004                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2004             3,400,000    $       3,400     $     30,600     $     (36,510)    $     (2,510)
Net loss, December 31, 2005                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2005             3,400,000    $       3,400     $     30,600     $     (36,710)    $     (2,710)
Net loss, December 31, 2006                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2006             3,400,000    $       3,400     $     30,600     $     (36,910)    $     (2,910)
Net loss, December 31, 2007                                                                   (4,703)          (4,703)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2007             3,400,000    $       3,400     $     30,600     $     (41,613)    $     (7,613)
Net loss, December 31, 2008                                                                   (4,572)          (4,572)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2008             3,400,000    $       3,400     $     30,600     $     (46,185)    $    (12,185)
                                  ==============    =============     ============     ==============    =============




                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                                                         Jan. 14, 2000
                                                                         Year Ended        Year Ended   (inception) to
                                                                       December 31,      December 31,     December 31,
                                                                               2008              2007             2008
                                                                       _____________    ______________    ____________
Cash Flows From
Operating Activities
    Net loss                                                           $     (4,572)    $      (4,703)    $    (46,185)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                                  (1,800)             (110)               0
                                                                       _____________    ______________    ____________

         Net cash used in
            operating activities                                       $     (6,372)    $      (4,813)    $    (39,813)
                                                                       _____________    ______________    ____________

Cash Flows From
Investing Activities                                                   $          0     $           0     $          0
                                                                       _____________    ______________    ____________

Cash Flows From
Financing Activities
    Issuance of common stock                                           $          0     $           0     $     34,000
    Increase in officer advances                                              6,372             4,813           12,185
                                                                       _____________    ______________    ____________

         Net cash provided by
            financing activities                                       $      6,372     $       4,813     $     46,185
                                                                       _____________    ______________    ____________

         Net increase (decrease)
            in cash                                                    $          0     $           0     $          0

Cash, beginning of period                                                         0                 0     $          0
                                                                       _____________    ______________    ____________

Cash, end of period                                                    $          0     $           0     $          0
                                                                       ============     =============     ============

Supplemental Information and Non-monetary Transactions:

Interest paid                                                          $           0    $           0     $           0
                                                                       =============    =============     =============

Taxes paid                                                             $           0    $           0     $           0
                                                                       =============    =============     =============



                 See Accompanying Notes to Financial Statements.

                         PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Palmdale Executive Homes Corp. ("Company") was organized January 14, 2000 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and clarified by FASB Interpretation Number ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

                         PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE INFORMATION

The Company computes per share information in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during such period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company's ability to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

     a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

     b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

     c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF ABSTRACTS (EITF D-Topics)

     d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On February 20, 2000 the Company authorized and issued 3,400,000 shares of its $.001 par value common stock in consideration of $34,000 in cash.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,400,000 during 2008, 2007, and since inception. As of December 31, 2008 and 2007 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2008 and December 31, 2007 are as follows:

                                                        2008              2007
                                               ______________    ______________
   Net operating loss carryforward             $      16,165     $      14,555
   Valuation allowance                               (16,165)          (14,555)
                                               ______________    ______________

   Net deferred tax asset                      $           0     $           0
                                               ==============    ==============

                         PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                        2007              2006    Since Inception
                                               ______________    _____________    ______________
   Tax at statutory rate (35%)                 $       1,600     $       1,646    $       16,165
   Increase in valuation allowance                    (1,600)           (1,646)          (16,165)
                                               ______________    _____________    ______________

   Net deferred tax asset                      $           0     $           0    $            0
                                               =============     =============    ==============


The net federal operating loss carry forward will expire between 2026 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2008 and December 31, 2007, the company owed officers $12,185 and $5,813 respectively.

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

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008.

     We conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     The Company is not an "accelerated filer" for the 2008 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

     We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.


                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     Our directors and officers (and promoters, affiliates and control persons) are as follows:

Name                                        Age              Position
________________________________________________________________________________

Suzette M. Major                            40               President/Directors

Tricia A. Nickson                           39               Secretary/Treasurer

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2007            2008
_______________________________________________

Audit Fees               $1,650          $2,000

Audit Related Fees         None            None

Tax Fees                    150             200

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

                  32.2 Section 906 Certification.*

     * Included in Exhibit 32.1

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 2009


                                   PALMDALE EXECUTIVE HOMES CORP.



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


Date: March 27, 2009


                                   PALMDALE EXECUTIVE HOMES CORP.



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