Form 10-Q
period 2009-03-31
Palmdale Executive Homes, Corp.
filed 2009-05-12
CIK 1414030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

      At March 31, 2009, and as of the date hereof, there were outstanding 3,400,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.




                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)







                                 MARCH 31, 2009
                                DECEMBER 31, 2008

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
________________________________________________________________________________


                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                        March 31,       December 31,
                                                             2009               2008
                                                    _____________       ____________
                                     ASSETS

CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $      0         $      0
     Officers advances                                     15,335           12,185
                                                         ________         ________

            Total current liabilities                    $ 15,335         $ 12,185
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding: 3,400,000 shares at
        March 31, 2009 and December 31, 2008                3,400            3,400
     Additional paid in capital                            30,600           30,600
     Accumulated deficit during development stage         (49,335)         (46,185)
                                                         ________         ________

            Total stockholders' deficit                  $(15,335)        $(12,185)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                      Jan. 14, 2000
                                                Quarter Ended        Year Ended      (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2009              2008                2009
                                             ________________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and
   administrative expenses                              3,150            4,572             49,335
                                                   __________       __________         __________
           Operating loss                          $   (3,150)      $   (4,572)        $  (49,335)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net loss                                        $   (3,150)      $   (4,572)        $  (49,335)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)        $    (0.01)
                                                   ==========       ==========         ==========

   Average number of shares
   of common stock outstanding                      3,400,000        3,400,000          3,400,000
                                                   ==========       ==========         ==========


                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                       Accumulated
                                                                                         Deficit
                                         Common Stock                  Additional        During
                                  _______________________________       Paid-In        Development
                                      Shares           Amount           Capital           Stage             Total
                                  ______________    _____________     ____________     ______________    ____________

February 20, 2000, issue
  common stock                         3,400,000    $       3,400     $     30,600     $           0     $     34,000
Net loss, December 31, 2000                                                                  (35,200)         (35,200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2000             3,400,000    $       3,400     $     30,600     $     (35,200)    $     (1,200)
Net loss, December 31, 2001                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2001             3,400,000    $       3,400     $     30,600     $     (35,400)    $     (1,400)
Net loss, December 31, 2002                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2002             3,400,000    $       3,400     $     30,600     $     (35,600)    $     (1,600)
Net loss, December 31, 2003                                                                     (710)            (710)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2003             3,400,000    $       3,400     $     30,600     $     (36,310)    $     (2,310)
Net loss, December 31, 2004                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2004             3,400,000    $       3,400     $     30,600     $     (36,510)    $     (2,510)
Net loss, December 31, 2005                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2005             3,400,000    $       3,400     $     30,600     $     (36,710)    $     (2,710)
Net loss, December 31, 2006                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2006             3,400,000    $       3,400     $     30,600     $     (36,910)    $     (2,910)
Net loss, December 31, 2007                                                                   (4,703)          (4,703)
                                  ______________    _____________     ____________     ______________    ____________

Balance, December 31, 2007             3,400,000    $       3,400     $     30,600     $     (41,613)    $     (7,613)
Net loss, December 31, 2008                                                                   (4,572)          (4,572)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2008             3,400,000    $       3,400     $     30,600     $     (46,685)    $    (12,185)
Net loss, March 31, 2009                                                                      (3,150)          (3,150)
                                  ______________    _____________     ____________     ______________    ____________

Balance, March 31, 2009                3,400,000    $       3,400     $     30,600     $     (49,335)    $    (15,335)
                                  ==============    =============     ============     ==============    =============



                 See Accompanying Notes to Financial Statements.


                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                      Jan. 14, 2000
                                                Quarter Ended        Year Ended      (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2009              2008                2009
                                            _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (3,150)      $   (4,572)        $  (49,335)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                 0           (1,800)                 0
                                                   __________       __________         __________
       Net cash used in operating activities       $   (3,150)      $   (6,372)        $  (49,335)
                                                   __________       __________         __________

Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   34,000
   Increase in officer advances                         3,150            6,372             15,335
                                                   __________       __________         __________

       Net cash provided by financing activities   $    3,150       $    6,372         $   49,335
                                                   __________       __________         __________

       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0       $        0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Taxes paid                                      $        0       $        0         $        0
                                                   ==========       ==========         ==========


                 See Accompanying Notes to Financial Statements.


                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Palmdale Executive Homes, Corp. ("Company") was organized January 14, 2000 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISE" is considered a Development Stage Enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009 and December 31, 2008.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES," and clarified by FASB Interpretation Number ("FIN") 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109." Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations. Deferred tax assets and liabilities are adjusted for the effect of charges in tax laws and rates on the date of enactment. Deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE INFORMATION

The Company computes per share information in accordance with SFAS No. 128,"EARNINGS PER SHARE" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during such period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2008, the Financial Standards Board issued Statement of Financial Accounting Standards No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURNACE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60" (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial insurance contracts, including the recognition measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adaptation of this statement will have no material effect on the Company's financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, "THE HIERCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are cauterized descending order of authority as follows:

     a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

     b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

     c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF ABSTRACTS (EITF D- Topics).

     d. Implementation guides (Q&A's) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statement of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGEING ACTIVITIES" an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraph 17 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity's financial position, results of operations , and cash flows.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adaptation of SFAS 161 will have a material impact on our financial condition or results of operation.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,400,000 during 2009, 2008, and since inception. As of March 31, 2009 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2007 and December 31, 2006 are as follows:

                                               2009           2008
                                             ________       ________

       Net operating loss carryforward       $ 17,267       $ 16,165
       Valuation allowance                    (17,267)       (16,165)
                                             ________       ________
       Net deferred tax asset                $      0       $      0
                                             ========       ========

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES (continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                        Since
                                             2009          2008       Inception
                                           ________      _______      _________

       Tax at statutory rate (35%)         $  1,103      $ 1,600      $  17,267
       Increase in valuation allowance       (1,103)      (1,600)       (17,267)
                                           ________     ________      _________
       Net deferred tax asset              $      0      $     0      $       0
                                           ========     ========      =========


The net federal operating loss carry forward will expire between 2026 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2009 and December 31, 2008 the company owed officers $15,335 and $12,185 respectively.

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

Liquidity.

     As of March 31, 2009, we had total liabilities of $15,335 and we had a negative net worth of $15,335. As of December 31, 2008, we had total liabilities of $12,185 and a negative net worth of $12,185.

     We have had no revenues from inception through December 31, 2008 and we had no revenues for the period ended March 31, 2009. We have a loss from inception through December 31, 2008 of $46,185 and a loss from inception through March 31, 2009 of $49,335.

     We have officer's advances of $15,335 from inception to March 31, 2009. The officer's advances as of December 31, 2008 were $12,185.


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

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended March 31, 2009.

     The Company is not an "accelerated filer" for the 2008 fiscal year because it is qualified as a "small business issuer." Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.................................................None

ITEM 1A.  RISK FACTORS.

     There has been no material change in the risk factors previously disclosed.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......None

ITEM 3.   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES..................None

ITEM 4.   SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS..................None

ITEM 5.   OTHER INFORMATION.................................................None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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


Dated: May 12, 2009


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