Form 10-Q
period 2009-09-30
PALMDALE EXECUTIVE HOMES, CORP.
filed 2009-11-12
CIK 1414030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

      At September 30, 2009, and as of the date hereof, there were outstanding 3,400,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.




                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)







                               SEPTEMBER 30, 2009
                                DECEMBER 31, 2008

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
________________________________________________________________________________


                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                    September 30,       December 31,
                                                             2009               2008
                                                    _____________       ____________
                                     ASSETS
CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $      0         $      0
     Officers advances                                     16,281           12,185
                                                         ________         ________

            Total current liabilities                    $ 16,281         $ 12,185
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding: 3,400,000 shares at
        September 30, 2009 and December 31, 2008            3,400            3,400
     Additional paid in capital                            30,600           30,600
     Accumulated deficit during development stage         (50,281)         (46,185)
                                                         ________         ________

            Total stockholders' deficit                  $(16,281)        $(12,185)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                                                      Jan. 14, 2000
                                                Quarter Ended        Year Ended      (inception) to
                                                September 30,      December 31,       September 30,
                                                         2009              2008                2009
                                             ________________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and
   administrative expenses                                420            4,572             50,281
                                                   __________       __________         __________
           Operating loss                          $     (420)      $   (4,572)        $  (50,281)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net loss                                        $     (420)      $   (4,572)        $  (50,281)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)        $    (0.01)
                                                   ==========       ==========         ==========

   Average number of shares
   of common stock outstanding                      3,400,000        3,400,000          3,400,000
                                                   ==========       ==========         ==========


                 See Accompanying Notes to Financial Statements.



                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                       Accumulated
                                                                                         Deficit
                                         Common Stock                  Additional        During
                                  _______________________________       Paid-In        Development
                                      Shares           Amount           Capital           Stage             Total
                                  ______________    _____________     ____________     ______________    ____________

February 20, 2000, issue
  common stock                         3,400,000    $       3,400     $     30,600     $           0     $     34,000
Net loss, December 31, 2000                                                                  (35,200)         (35,200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2000             3,400,000    $       3,400     $     30,600     $     (35,200)    $     (1,200)

Net loss, December 31, 2001                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2001             3,400,000    $       3,400     $     30,600     $     (35,400)    $     (1,400)

Net loss, December 31, 2002                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2002             3,400,000    $       3,400     $     30,600     $     (35,600)    $     (1,600)

Net loss, December 31, 2003                                                                     (710)            (710)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2003             3,400,000    $       3,400     $     30,600     $     (36,310)    $     (2,310)

Net loss, December 31, 2004                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2004             3,400,000    $       3,400     $     30,600     $     (36,510)    $     (2,510)

Net loss, December 31, 2005                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2005             3,400,000    $       3,400     $     30,600     $     (36,710)    $     (2,710)

Net loss, December 31, 2006                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2006             3,400,000    $       3,400     $     30,600     $     (36,910)    $     (2,910)

Net loss, December 31, 2007                                                                   (4,703)          (4,703)
                                  ______________    _____________     ____________     ______________    ____________

Balance, December 31, 2007             3,400,000    $       3,400     $     30,600     $     (41,613)    $     (7,613)

Net loss, December 31, 2008                                                                   (4,572)          (4,572)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2008             3,400,000    $       3,400     $     30,600     $     (46,185)    $    (12,185)

Net loss, September 30, 2009                                                                  (4,096)          (4,096)
                                  ______________    _____________     ____________     ______________    ____________

Balance, September 30, 2009            3,400,000    $       3,400     $     30,600     $     (50,281)    $    (16,281)
                                  ==============    =============     ============     ==============    =============



                 See Accompanying Notes to Financial Statements.


                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                      Jan. 14, 2000
                                                Quarter Ended        Year Ended      (inception) to
                                                September 30,      December 31,       September 30,
                                                         2009              2008                2009
                                            _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (  420)      $   (4,572)        $  (50,281)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                 0           (1,800)                 0
                                                   __________       __________         __________
       Net cash used in operating activities       $   (  420)      $   (6,372)        $  (50,281)
                                                   __________       __________         __________

Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   34,000
   Increase in officer advances                           420            6,372             16,281
                                                   __________       __________         __________

       Net cash provided by financing activities   $      420       $    6,372         $   50,281
                                                   __________       __________         __________

       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0       $        0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Taxes paid                                      $        0       $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2009 and December 31, 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2008, the Financial Standards Board issued Statement of Financial Accounting Standards No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURNACE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60" (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial insurance contracts, including the recognition measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in liabilities.

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

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGEING ACTIVITIES" an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraph 17 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity's financial position, results of operations, and cash flows.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,400,000 during 2009, 2008, and since inception. As of September 30, 2009 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of September 30, 2009 and December 31, 2008 are as follows:

                                               2009           2008
                                             ________       ________

       Net operating loss carryforward       $ 17,598       $ 16,165
       Valuation allowance                    (17,598)       (16,165)
                                             ________       ________
       Net deferred tax asset                $      0       $      0
                                             ========       ========

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES (continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                        Since
                                             2009          2008       Inception
                                           ________      _______      _________

       Tax at statutory rate (35%)         $  1,433      $ 1,600      $  17,598
       Increase in valuation allowance       (1,433)      (1,600)       (17,598)
                                           ________     ________      _________
       Net deferred tax asset              $      0      $     0      $       0
                                           ========     ========      =========


The net federal operating loss carry forward will expire between 2026 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2009 and December 31, 2008 the company owed officers $16,281 and $12,185 respectively.

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

Liquidity.

     As of September 30, 2009, we had no assets and we had total liabilities of $16,281 and we had a negative net worth of $16,281. As of December 31, 2008, we had no assets and we had total liabilities of $12,185 and a negative net worth of $12,185.

     We have had no revenues from inception through December 31, 2008 and we had no revenues for the period ended September 30, 2009. We have a loss from inception through December 31, 2008 of $46,185 and a loss from inception through September 30, 2009 of $50,281.

     We have officer's advances of $16,281 from inception to September 30, 2009. The officer's advances as of December 31, 2008 were $12,185.


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

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended September 30, 2009.

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


Dated: November 12, 2009


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