Form 10-K/A
period 2008-12-31
PALMDALE EXECUTIVE HOMES, CORP.
filed 2010-03-22
CIK 1414030

                                                   Commission File No. 000-52848

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-K/A
                                 (Amendment No. 2)

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

                   Issuer's telephone number: (406) 270-4158

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

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's then most recently completed fiscal quarter was $156,000.

     As of April 6, 2009 (as as of the date hereof), the Registrant had 3,400,000 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                        2

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

                                        3

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

                                        7

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
     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including our
Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 [the
"Exchange Act"]). Based upon that evaluation, the Chief Executive Officer and
Chief Financial Officer had initially concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the
Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and form. The Company's disclosure controls and procedures were not effective at December 31, 2008 due to the
Company's inadvertent failure to include in its Annual Report on Form 10-K or
10-K/A, management's assessment of disclosure controls and procedures.

Material Weaknesses

     In January 2010, we made some changes in our disclosure controls and procedures that addressed the material disclosure weakness which resulted in this Form
10K/A and the subsequent Form 10-Q's for the current quarters ended March 31,
2009, June 30, 2009 and September 30, 2009 omitting the proper disclosures of management's assessment of disclosure controls and procedures. Also, we initiated changes in our disclosure controls and procedures that addressed the material weakness.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting
(as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

     We conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

                                      27.

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

Name                                        Age              Position
________________________________________________________________________________

Suzette M. Major                            41               President/Directors

Tricia A. Nickson                           40               Secretary/Treasurer

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

                                       28

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

                                       29

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

                                       30

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

     The following documents are filed as part of this report:

                  31.1 Certification of Chief Executive Officer.

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.*

     * Included in Exhibit 32.1

                                       31

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 2010

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

Date: March 22, 2010

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

                                       32