Form 10-Q/A
period 2009-03-31
PALMDALE EXECUTIVE HOMES, CORP.
filed 2010-03-24
CIK 1414030

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

Transitional Small Business Disclosure Format: Yes / / No /X/

                                      -2-

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)

                                 MARCH 31, 2009
                                DECEMBER 31, 2008

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)

                                    CONTENTS

________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                             5

   Statements of Operations                                                   6

   Statements of Stockholders' Deficit                                        7

   Statements of Cash Flows                                                   8

   Notes to Financial Statements                                           9-11
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
                                                      (Unaudited)
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
                                                         ========         ========

                 See Accompanying Notes to Financial Statements.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                                                      Jan. 14, 2000
                                                        Three Months Ended           (inception) to
                                                    March 31,         March 31,           March 31,
                                                         2009              2008                2009
                                             ________________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and
   administrative expenses                              3,150            2,225             49,335
                                                   __________       __________         __________
           Operating loss                          $   (3,150)      $   (2,225)        $  (49,335)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net loss                                        $   (3,150)      $   (2,225)        $  (49,335)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)
                                                   ==========       ==========

   Average number of shares
   of common stock outstanding                      3,400,000        3,400,000
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
                                  ==============    =============     ============     ==============    =============

                 See Accompanying Notes to Financial Statements.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                      Jan. 14, 2000
                                                        Three Months Ended           (inception) to
                                                    March 31,         March 31,           March 31,
                                                         2009              2008                2009
                                            _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (3,150)      $   (2,225)        $  (49,335)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                 0              300                 0
                                                   __________       __________         __________
       Net cash used in operating activities       $   (3,150)      $   (1,925)        $  (49,335)
                                                   __________       __________         __________

Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   34,000
   Increase in officer advances                         3,150            1,925             15,335
                                                   __________       __________         __________

       Net cash provided by financing activities   $        0       $        0         $   49,335
                                                   __________       __________         __________

       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0       $        0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Taxes paid                                      $        0       $        0         $        0
                                                   ==========       ==========         ==========

                 See Accompanying Notes to Financial Statements.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial  Accounting  Standards No. 109  "ACCOUNTING FOR INCOME
TAXES." Under this approach,  deferred  income taxes are recorded to reflect the tax consequences in future years of differences  between the tax basis of assets and  liabilities  and their  financial  reporting  amounts at each  year-end.  A valuation  allowance is recorded  against deferred tax assets if management does not believe the Company has met the "more likely than not"  standard  imposed by
SFAS No. 109 to allow recognition of such an asset. See Note 5.

Effective  November  1, 2007,  the  Company  adopted  the  Financial  Accounting
Standards Board ("FASB")  Interpretation  No. 48,  ACCOUNTING FOR UNCERTAINTY IN
INCOME  TAXES--AN  INTERPRETATION  OF FASB  STATEMENT NO. 109 ("FIN 48"). FIN 48
clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance  with FASB  Statement No. 109,
ACCOUNTING  FOR INCOME  TAXES.  FIN 48  prescribes a  recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally,  FIN
48 provides guidance on derecognition,  classification,  interest and penalties, accounting in interim periods,  disclosure,  and transition. The adoption of FIN
48 did not have a material impact on the Company's financial  position,  results of operation or liquidity.  The current  Company policy  classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties  recognized on a tax position taken as selling,  general and administrative expense.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GOING CONCERN

The Company's  financial  statements  are prepared in accordance  with generally accepted accounting  principles applicable to a going concern. This contemplates the  realization  of assets and the  liquidation  of  liabilities  in the normal course of  business.  Currently,  the  Company  does not have cash,  or material assets,  nor does it have operations or a source of revenue  sufficient to cover its  operation  costs and allow it to continue as a going  concern.  The Company will be dependent upon the raising of additional  capital  through  placement of our common  stock in order to  implement  its  business  plan,  or merge with an operating company. There can be no assurance that the Company will be successful in either  situation in order to continue as a going  concern.  The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized  common stock of the Company  consists of 25,000,000  shares with par value of $0.001.  On February  20, 2000 the  Company  authorized  and issued
3,400,000 shares of its $.001 par value common stock in consideration of $34,000 in cash.

The Company has not authorized any preferred stock.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FASB ASC 260,  "EARNINGS PER
SHARE.  The  weighted-average  number of common shares  outstanding  during each period  is used to  compute  basic  loss per  share.  Diluted  loss per share is computed  using the weighted  averaged  number of shares and dilutive  potential common shares  outstanding.  Dilutive  potential  common  shares are  additional common shares assumed to be exercised.

Basic  net loss per  common  share is based on the  weighted  average  number of shares of common stock  outstanding  of 3,400,000  during 2009,  2008, and since inception.  As of March 31, 2009 and December 31, 2008 and since inception,  the
Company had no dilutive potential common shares.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.   INCOME TAXES

We did not provide any current or deferred U.S.  federal income tax provision or benefit for any of the periods presented  because we have experienced  operating losses  since  inception.  Per  Statement  of  Accounting  Standard  No.  109  -
Accounting  for  Income  Tax and FASB  Interpretation  No. 48 -  Accounting  for
Uncertainty in Income Taxes an interpretation of FASB Statement No.109,  when it is more  likely  than not that a tax asset  cannot be  realized  through  future income the Company  must allow for this future tax  benefit.  We provided a full valuation  allowance on the net deferred tax asset,  consisting of net operating loss  carry-forwards,  because  management has determined that it is more likely than not that we will not earn income  sufficient  to realize the  deferred  tax assets during the carry-forward period.

The net federal  operating loss carry forward will expire between 2020 and 2028.
This  carry  forward  may  be  limited  upon  the  consummation  of  a  business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly,  have not been reflected  therein.  The officers and  directors for the Company are involved in other  business  activities  and may,  in the future,  become  involved in other business  opportunities.  If a specific business  opportunity becomes available, such  persons  may face a conflict  in  selecting  between the Company and their other  business  interest.  The  Company  has not  formulated  a policy  for the resolution of such  conflicts.  As of March 31, 2009 and December 31, 2008,  the company owed officers $15,335 and $12,185 respectively.

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

     Our  disclosure  controls and  procedures  (as defined in Exchange Act Rule
13a-15(e))  are  designed  to  provide  reasonable  assurance  that  information required to be disclosed in our reports filed or submitted  under the Securities
Exchange Act of 1934,  such as this quarterly  report on Form 10-Q, is recorded, processed,  summarized  and reported  within the time  periods  specified in the
Securities and Exchange  Commission's  rules and forms. Our disclosure  controls and procedures are also designed to ensure that such  information is accumulated and  communicated to our management,  including our Chief Executive  Officer and
Chief  Financial   Officer,   to  allow  timely  decisions   regarding  required
disclosure.

     Our Chief Executive  Officer and Chief Financial  Officer have conducted an evaluation of the  effectiveness of our disclosure  controls and procedures.  We perform this evaluation on a quarterly basis so that the conclusions  concerning the  effectiveness of our disclosure  controls and procedures can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer are required to conclude on the effectiveness of the disclosure controls and procedures as at the end of the quarter covered by this report.

     The Company's disclosure controls and procedures were not effective at each of March 31, 2009,  June 30, 2009 and September  30, 2009,  due to the Company's
inadvertent  failure to include in its  conclusion in the  quarterly  reports on
Form 10-Q for quarters  thereafter ended management's  assessment of disclosures controls and procedures.

     As a result of our  ineffective  controls and  procedures,  we took and are taking measures to enhance the ability of our systems of disclosure controls and procedures  to  timely  identify  and  respond  to  changes  in  the  applicable securities filing regulations that are applicable to us.

Changes in Internal Controls

     There were no changes in our internal  controls  over  financial  reporting that  occurred  during the period  covered by this report  that have  materially affected,  or is reasonably  likely to materially  affect our internal  controls over financial reporting.

     In January  2010,  we  initiated  changes  in our  internal  controls  over financial  reporting  that  addressed our material  weakness.  We instituted new reporting and approval  procedures that have  remediated the disclosed  material weakness and we further  concluded  that our internal  controls  over  financial reporting was effective for the prior reported quarter.

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

Dated: March 23, 2010

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

