Form 10-Q/A
period 2009-06-30
PALMDALE EXECUTIVE HOMES, CORP.
filed 2010-03-24
CIK 1414030

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
________________________________________________________________________________

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                         June 30,       December 31,
                                                             2009              2008)
                                                    _____________       ____________
                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $      0         $      0
     Officers advances                                     15,742           12,185
                                                         ________         ________

            Total current liabilities                    $ 15,742         $ 12,185
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding: 3,400,000 shares at
        June 30, 2009 and December 31, 2008                 3,400            3,400
     Additional paid in capital                            30,600           30,600
     Accumulated deficit during development stage         (49,742)         (46,185)
                                                         ________         ________

            Total stockholders' deficit                  $(15,742)        $(12,185)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $      0         $      0
                                                         ========         ========

                 See Accompanying Notes to Financial Statements.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                          Jan. 14, 2000
                                         Three Months Ended                   Six Months Ended           (inception) to
                                     June 30,          June 30,          June 30,          June 30,            June 30,
                                         2009              2008              2009              2008                2009
                                     __________       __________       __________       ___________      ______________

Revenues                             $        0       $        0       $        0       $        0         $        0

Cost of revenue                               0                0                0                0                  0
                                     __________       __________       __________       __________         __________

           Gross profit              $        0       $        0       $        0       $        0         $        0

General, selling and
   administrative expenses                  407            1,558            3,557            3,783             49,742
                                     __________       __________       __________       __________         __________
           Operating loss            $     (407)      $   (1,558)      $   (3,557)      $   (3,783)        $  (49,742)

Nonoperating income (expense)                 0                0                0                0                  0
                                     __________       __________       __________       __________         __________

   Net loss                          $     (407)      $   (1,558)     $   (3,557)      $   (3,783)        $  (49,742)
                                     ==========       ==========       ==========       ==========         ==========

   Net loss per share, basic
   and diluted                       $    (0.00)      $    (0.00)     $    (0.00)      $    (0.00)
                                     ==========       ==========       ==========       ==========

   Average number of shares
   of common stock outstanding        3,400,000        3,400,000        3,400,000        3,400,000
                                     ==========       ==========       ==========       ==========

                 See Accompanying Notes to Financial Statements.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                                                                                       Accumulated
                                                                                         Deficit
                                         Common Stock                  Additional        During
                                  _______________________________       Paid-In        Development
                                      Shares           Amount           Capital           Stage             Total
                                  ______________    _____________     ____________     ______________    ____________

February 20, 2000, issue
  common stock                         3,400,000    $       3,400     $     30,600     $           0     $     34,000
Net loss, December 31, 2000                                                                  (35,200)         (35,200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2000             3,400,000    $       3,400     $     30,600     $     (35,200)    $     (1,200)

Net loss, December 31, 2001                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2001             3,400,000    $       3,400     $     30,600     $     (35,400)    $     (1,400)

Net loss, December 31, 2002                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2002             3,400,000    $       3,400     $     30,600     $     (35,600)    $     (1,600)

Net loss, December 31, 2003                                                                     (710)            (710)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2003             3,400,000    $       3,400     $     30,600     $     (36,310)    $     (2,310)

Net loss, December 31, 2004                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2004             3,400,000    $       3,400     $     30,600     $     (36,510)    $     (2,510)

Net loss, December 31, 2005                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2005             3,400,000    $       3,400     $     30,600     $     (36,710)    $     (2,710)

Net loss, December 31, 2006                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2006             3,400,000    $       3,400     $     30,600     $     (36,910)    $     (2,910)

Net loss, December 31, 2007                                                                   (4,703)          (4,703)
                                  ______________    _____________     ____________     ______________    ____________

Balance, December 31, 2007             3,400,000    $       3,400     $     30,600     $     (41,613)    $     (7,613)

Net loss, December 31, 2008                                                                   (4,572)          (4,572)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2008             3,400,000    $       3,400     $     30,600     $     (46,185)    $    (12,185)

Net loss, June 30, 2009                                                                       (3,557)          (3,150)
                                  ______________    _____________     ____________     ______________    ____________

Balance, June 30, 2009                 3,400,000    $       3,400     $     30,600     $     (49,742)    $    (15,742)
                                  ==============    =============     ============     ==============    =============



                 See Accompanying Notes to Financial Statements.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                      Jan. 14, 2000
                                                        Six Months Ended             (inception) to
                                                     June 30,          June 30,            June 30,
                                                         2009              2008                2009
                                            _________________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (3,557)      $   (3,783)        $  (49,742)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                 0           (1,800)                 0
                                                   __________       __________         __________
       Net cash used in operating activities       $   (3,557)      $   (5,583)        $  (49,742)
                                                   __________       __________         __________

Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   34,000
   Increase in officer advances                         3,557            5,583             15,742
                                                   __________       __________         __________

       Net cash provided by financing activities   $    3,557       $    5,583         $   49,742
                                                   __________       __________         __________

       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0       $        0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Taxes paid                                      $        0       $        0         $        0
                                                   ==========       ==========         ==========

                 See Accompanying Notes to Financial Statements.



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

Basic  net loss per  common  share is based on the  weighted  average  number of shares of common stock  outstanding  of 3,400,000  during 2009,  2008, and since inception.  As of June 30, 2009 and December 31, 2008 and since  inception,  the
Company had no dilutive potential common shares.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly,  have not been reflected  therein.  The officers and  directors for the Company are involved in other  business  activities  and may,  in the future,  become  involved in other business  opportunities.  If a specific business  opportunity becomes available, such  persons  may face a conflict  in  selecting  between the Company and their other  business  interest.  The  Company  has not  formulated  a policy  for the resolution  of such  conflicts.  As of June 30, 2009 and December 31, 2008,  the company owed officers $15,742 and $12,185 respectively.

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

