Form 10-K
period 2009-12-31
PALMDALE EXECUTIVE HOMES, CORP.
filed 2010-04-15
CIK 1414030

                                                   Commission File No. 000-52848

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Fiscal Year Ended: December 31, 2009

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

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

     As of April 15, 2010, the Registrant had 3,400,000 shares of Common Stock,
$.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                        2

                                TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

Item 1.      Business                                                         4

Item 1A.     Risk Factors                                                     5

Item 1B.     Unresolved Staff Comments                                       10

Item 2.      Properties                                                      10

Item 3.      Legal Proceedings                                               10

Item 4.      (Removed and Reserved)                                          10

                                     PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities               10

Item 6.      Selected Financial Data                                         12

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       12

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk      14

Item 8.      Financial Statements and Supplementary Data                     15

Item 9.      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                        28

Item 9A (T). Controls and Procedures                                         28

Item 9B.     Other Information                                               30

                                    PART III

Item 10.     Directors, Executive Officers and Corporate Governance          30

Item 11.     Executive Compensation                                          32

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      32

Item 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                    33

Item 14.     Principal Accountant Fees and Services                          33

                                    PART IV

Item 15.     Exhibits, Financial Statement Schedules                         33

Signatures                                                                   34

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

ITEM 4.   (Removed and Reserved)

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

     During the year ended December 31, 2009, we did not have any sales of any of our securities.

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

Liquidity.

     As of December 31, 2008, we had no assets and total liabilities of $12,185 and we had a negative net worth of $12,185. As of December 31, 2009, we had no assets and total liabilities of $16,607 and a negative net worth of $16,607.

     We have had no revenues from inception through December 31, 2009 and
December 31, 2008. We have a loss from inception through December 31, 2009 of
$50,607 and a loss from inception through December 31, 2008 of $46,185.

     We have officer's advances of $16,607 from inception to December 31, 2009 and $12,185 from inception to December 31, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A Development Stage Enterprise)

                                DECEMBER 31, 2009
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
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Palmdale Executive Homes, Corp.

We have audited the accompanying balance sheets of Palmdale Executive Homes,
Corp. (A Development Stage Enterprise) as of December 31, 2009 and 2008 and the
related statements of operations, stockholder's deficit, and cash flows for the period January 14, 2000 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmdale Executive Homes, Corp.
(A Development Stage Enterprise) as of December 31, 2009 and 2008 and the
results of its operations and cash flows for years then ended and the period
January 14, 2000 (inception) through December 31, 2009, in conformity with U.S.
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

Kyle L. Tingle, CPA, LLC

February 17, 2010
Las Vegas, Nevada

                         PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                        December 31,     December 31,
                                                                                                2009             2008
                                                                                       _____________     ____________

                                                           ASSETS

CURRENT ASSETS
     Cash                                                                              $           0     $          0
                                                                                       _____________     ____________

            Total current assets                                                       $           0     $          0
                                                                                       _____________     ____________

                   Total assets                                                        $           0     $          0
                                                                                       =============     ============

                                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                  $           0                0
     Officers advances                                                                        16,607           12,185
                                                                                       _____________     ____________

            Total current liabilities                                                  $      16,607     $     12,185
                                                                                       _____________     ____________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares; issued
        and outstanding:  3,400,000 shares at
        December 31, 2009 and December 31, 2008                                                3,400            3,400
     Additional paid-in capital                                                               30,600           30,600
     Accumulated deficit during development stage                                            (50,607)         (46,185)
                                                                                       _____________     ____________

            Total stockholders' deficit                                                $     (16,607)    $    (12,185)
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' deficit                                               $           0     $          0
                                                                                       =============     ============

                 See Accompanying Notes to Financial Statements.

                        PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                                           Jan. 14, 2000
                                                                           Year Ended        Year Ended   (inception) to
                                                                         December 31,      December 31,     December 31,
                                                                                 2009              2008             2009
                                                                         ____________     _____________     ____________

Revenues                                                                 $          0     $           0     $          0

Cost of revenue                                                                     0                 0                0
                                                                         ____________     _____________     ____________

           Gross profit                                                  $          0     $           0     $          0

General, selling and
   administrative expenses                                                      4,422             4,572           50,607
                                                                         ____________     _____________     ____________
           Operating loss                                                $     (4,422)    $       4,572)    $    (50,607)

Nonoperating income (expense)                                                       0                 0                0
                                                                         ____________     _____________     ____________

   Net loss                                                              $     (4,422)    $      (4,572)    $    (50,607)
                                                                         ============     =============     ============

   Net loss per share, basic
   and diluted                                                           $     (0.00)     $       (0.00)
                                                                         ============     =============

   Average number of shares
   of common stock outstanding                                              3,400,000         3,400,000
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

                                                                                       Accumulated
                                                                                           Deficit
                                         Common Stock                  Additional           During
                                  _______________________________         Paid-In      Development
                                      Shares           Amount             Capital            Stage           Total
                                  ______________    _____________     ____________     ______________    ____________

February 20, 2000, issue
  common stock                         3,400,000    $       3,400     $     30,600     $           0     $     34,000
Net loss, December 31, 2000                                                                  (35,200)         (35,200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2000             3,400,000    $       3,400     $     30,600     $     (35,200)    $     (1,200)
Net loss, December 31, 2001                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2001             3,400,000    $       3,400     $     30,600     $     (35,400)    $     (1,400)
Net loss, December 31, 2002                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2002             3,400,000    $       3,400     $     30,600     $     (35,600)    $     (1,600)
Net loss, December 31, 2003                                                                     (710)            (710)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2003             3,400,000    $       3,400     $     30,600     $     (36,310)    $     (2,310)
Net loss, December 31, 2004                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2004             3,400,000    $       3,400     $     30,600     $     (36,510)    $     (2,510)
Net loss, December 31, 2005                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2005             3,400,000    $       3,400     $     30,600     $     (36,710)    $     (2,710)
Net loss, December 31, 2006                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2006             3,400,000    $       3,400     $     30,600     $     (36,910)    $     (2,910)
Net loss, December 31, 2007                                                                   (4,703)          (4,703)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2007             3,400,000    $       3,400     $     30,600     $     (41,613)    $     (7,613)
Net loss, December 31, 2008                                                                   (4,572)          (4,572)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2008             3,400,000    $       3,400     $     30,600     $     (46,185)    $    (12,185)
                                  ______________    _____________     ____________     ______________    ____________
Net loss, December 31, 2009                                                                   (4,422)          (4,422)
                                  ______________    _____________     ____________     ______________    ____________
Balance, December 31, 2009             3,400,000    $       3,400     $     30,600     $     (50,607)    $    (16,607)
                                  ==============    =============     ============     ==============    =============

                 See Accompanying Notes to Financial Statements.

                         PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                         Jan. 14, 2000
                                                                         Year Ended        Year Ended   (inception) to
                                                                       December 31,      December 31,     December 31,
                                                                               2009              2008             2009
                                                                       _____________    ______________    ____________
Cash Flows From
Operating Activities
    Net loss                                                           $     (4,422)    $      (4,572)    $    (50,607)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                                       0            (1,800)               0
                                                                       _____________    ______________    ____________

         Net cash used in
            operating activities                                       $     (4,422)    $      (6,372)    $    (50,607)
                                                                       _____________    ______________    ____________

Cash Flows From
Investing Activities                                                   $          0     $           0     $          0
                                                                       _____________    ______________    ____________

Cash Flows From
Financing Activities
    Issuance of common stock                                           $          0     $           0     $     34,000
    Increase in officer advances                                              4,422             6,372           16,607
                                                                       _____________    ______________    ____________

         Net cash provided by
            financing activities                                       $      4,422     $       6,372     $     50,607
                                                                       _____________    ______________    ____________

         Net increase (decrease)
            in cash                                                    $          0     $           0     $          0

Cash, beginning of period                                                         0                 0     $          0
                                                                       _____________    ______________    ____________

Cash, end of period                                                    $          0     $           0     $          0
                                                                       ============     =============     ============

Supplemental Information and Non-monetary Transactions:

Interest paid                                                          $           0    $           0     $           0
                                                                       =============    =============     =============

Taxes paid                                                             $           0    $           0     $           0
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

                         PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Palmdale Executive Homes Corp.  ("Company") was organized January 14, 2000 under the laws of the State of Nevada.  The Company  currently has limited  operations and, in accordance with FASB ASC 915 "DEVELOPMENT STAGE ENTITIES," is considered an Development Stage  Enterprise.  The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash  equivalents.  There were no cash equivalents as of December 31, 2009 and 2008.

INCOME TAXES

The Company  accounts for income taxes under FASB ASC 740 "INCOME  TAXES." Under the  asset  and  liability  method  of FASB ASC 740,  deferred  tax  assets  and liabilities  are  recognized  for the future tax  consequences  attributable  to differences between the financial statements carrying amounts of existing assets and  liabilities  and their  respective  tax  bases.  Deferred  tax  assets  and liabilities  are measured  using enacted tax rates  expected to apply to taxable income in the years in which  those  temporary  differences  are  expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities  of a change in tax rates is  recognized in income in the period the enactment  occurs.  A valuation  allowance is provided for certain  deferred tax assets if it is more  likely  than not that the  Company  will not  realize  tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's  financial  instruments  as defined by FASB ASC 825-10-50  include cash, trade accounts receivable,  and accounts payable and accrued expenses. All instruments  are accounted  for on a historical  cost basis,  which,  due to the short  maturity  of these  financial  instruments,  approximates  fair  value at
December 31, 2009.

                         PALMDALE EXECUTIVE HOMES CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB ASC 820 defines fair value,  establishes  a framework  for  measuring  fair value in accordance with generally accepted accounting  principles,  and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy  which  prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs,  other  than the  quoted  prices in active  markets,  that are observable either directly or indirectly; and

Level 3. Unobservable  inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities  measured at fair value on a recurring basis at December 31, 2009 and 2008. The Company did not have any fair value  adjustments  for  assets  and  liabilities  measured  at fair  value on a nonrecurring basis during the periods ended December 31, 2009 and 2008.

SHARE BASED EXPENSES

FASB ASC 718  "COMPENSATION  - STOCK  COMPENSATION"  prescribes  accounting  and reporting standards for all stock-based  payments award to employees,  including employee  stock  options,  restricted  stock,  employee stock purchase plans and stock appreciation  rights. , may be classified as either equity or liabilities.
The Company determines if a present obligation to settle the share-based payment transaction  in cash or other assets exists.  A present  obligation to settle in cash or other  assets  exists if:  (A) the  option to settle by  issuing  equity instruments lacks commercial  substance or (B) the present obligation is implied because  of  an  entity's  past  practices  or  stated  policies.  If a  present obligation  exists,  the  transaction  should  be  recognized  as  a  liability;
otherwise, the transaction should be recognized as equity

The Company accounts for stock-based  compensation  issued to non-employees  and consultants in accordance with the provisions of FASB ASC 505-50 "EQUITY - BASED
PAYMENTS TO NON-EMPLOYEES." Measurement of share-based payment transactions with non-employees  is  based  on the  fair  value  of  whichever  is  more  reliably measurable:  (A) the goods or services  received;  or (b) the equity instruments issued. The fair value of the share-based  payment  transaction is determined at the earlier of performance commitment date or performance completion date.

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

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

FASB  ASC  105,  "Generally  Accepted  Accounting  Principles"  (FASB  ASC  105)
(formerly  Statement  of  Financial  Accounting  Standards  No.  168,  "The FASB
Accounting  Standards  Codification  and the  Hierarchy  of  Generally  Accepted
Accounting  Principles a replacement of FASB Statement No. 162)"  reorganized by topic  existing  accounting  and  reporting  guidance  issued  by the  Financial
Accounting  Standards  Board  ("FASB")  into a single  source  of  authoritative
generally   accepted   accounting   principles   ("GAAP")   to  be   applied  by
nongovernmental  entities.  All guidance  contained in the Accounting  Standards
Codification  ("FASB  ASC")  carries  an equal  level of  authority.  Rules  and interpretive  releases of the Securities and Exchange  Commission  ("SEC") under authority of federal  securities laws are also sources of authoritative GAAP for
SEC registrants.  Accordingly,  all other  accounting  literature will be deemed
"non-authoritative".  FASB  ASC 105 is  effective  on a  prospective  basis  for financial  statements  issued  for  interim  and  annual  periods  ending  after
September 15, 2009. The Company has  implemented  the guidance  included in FASB
ASC 105 as of July 1, 2009.  The  implementation  of this  guidance  changed the
Company's  references  to GAAP  authoritative  guidance  but did not  impact the
Company's financial position or results of operations.

FASB  ASC  855,  "SUBSEQUENT  EVENTS"  (FASB  ASC 855)  (formerly  Statement  of
Financial  Accounting  Standards No. 165,  SUBSEQUENT  EVENTS) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent  event.  Additionally,  the guidance provides for disclosure  regarding the existence and timing of a company's  evaluation of its  subsequent  events.  FASB ASC 855 defines two types of  subsequent  events,
"recognized"  and   "non-recognized".   Recognized   subsequent  events  provide
additional  evidence  about  conditions  that existed at the date of the balance
sheet  and  are  required  to  be  reflected   in  the   financial   statements.
Non-recognized  subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore;
are not required to be reflected in the financial statements.  However,  certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  This guidance was effective prospectively for interim or annual  financial  periods  ending after June 15,  2009.  The Company implemented  the  guidance  included  in FASB ASC 855 as of April 1,  2009.  The effect of implementing this guidance was not material to the Company's financial position or results of operations.

The  Company  refers  to FASB ASC  605-25  "MULTIPLE  ELEMENT  ARRANGEMENTS"  in
recognizing revenue from agreements with multiple  deliverables.  This statement provides principles for allocation of consideration among its multiple-elements,
allowing  more   flexibility   in   identifying   and  accounting  for  separate
deliverables  under an  arrangement.  The EITF  introduces an estimated  selling
price   method  for  valuing  the   elements   of  a  bundled   arrangement   if
vendor-specific  objective evidence or third-party  evidence of selling price is not available, and significantly expands related disclosure  requirements.  This standard is effective on a prospective  basis for revenue  arrangements  entered into or materially modified in fiscal years beginning on or after June 15, 2010.
Alternatively,  adoption may be on a retrospective  basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

                         PALMDALE EXECUTIVE HOMES, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August  2009,  the FASB  issued  Accounting  Standards  Update  No.  2009-05,
"Measuring  Liabilities at Fair Value," ("ASU  2009-05").  ASU 2009-05  provides guidance on measuring  the fair value of  liabilities  and is effective  for the first interim or annual  reporting  period  beginning  after its  issuance.  The
Company's  adoption of ASU 2009-05 did not have an effect on its  disclosure  of the fair value of its liabilities.

RECENTLY ISSUED STANDARDS

In  September  2009,  the FASB issued FASB ASC Update No.  2009-12,  "FAIR VALUE
MEASUREMENTS AND DISCLOSURES  (TOPIC 820):  INVESTMENTS IN CERTAIN ENTITIES THAT
CALCULATE  NET ASSET VALUE PER SHARE (OR ITS  EQUIVALENT)"  (FASB ASC Update No.
2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment.
The  amendments  in this update are  effective  for  interim and annual  periods ending after  December 15, 2009 with early  application  permitted.  The Company does not expect that the implementation of FASB ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

FASB ASC Topic 810,  "CONSOLIDATION"  was amended in June 2009,  by Statement of
Financial  Accounting  Standards No. 167,  AMENDMENTS TO FASB INTERPRETATION NO.
46(R) ("Statement No. 167").  Statement No. 167 amends FASB  Interpretation  No.
46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES AN INTERPRETATION OF ARB NO. 51
("FIN  46R") to  require  an  analysis  to  determine  whether a  company  has a controlling  financial  interest in a variable  interest  entity.  This analysis identifies  the  primary  beneficiary  of a  variable  interest  entity  as  the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly  impact the entity's economic  performance and b)
the  obligation  to absorb  losses  of the  entity  that  could  potentially  be significant  to the variable  interest  entity or the right to receive  benefits from the entity that could  potentially be significant to the variable  interest entity. The statement requires an ongoing assessment of whether a company is the primary  beneficiary  of a  variable  interest  entity  when the  holders of the entity, as a group, lose power,  through voting or similar rights, to direct the actions that most significantly affect the entity's economic  performance.  This statement also enhances  disclosures  about a company's  involvement in variable interest  entities.  Statement  No. 167 is effective as of the  beginning of the first annual  reporting  period that begins after November 15, 2009. The Company does not expect the adoption of Statement  No. 167 to have a material  impact on its financial position or results of operations

In June 2009, the FASB issued  Statement of Financial  Accounting  Standards No.
166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS AN AMENDMENT OF FASB STATEMENT
NO. 140  ("Statement  No.  166").  Statement  No. 166 revises FASB  Statement of
Financial   Accounting   Standards  No.  140,   ACCOUNTING   FOR  TRANSFERS  AND
EXTINGUISHMENT  OF LIABILITIES A REPLACEMENT  OF FASB STATEMENT 125  ("Statement
No.  140") and  requires  additional  disclosures  about  transfers of financial assets,  including securitization  transactions,  and any continuing exposure to the risks  related to  transferred  financial  assets.  It also  eliminates  the concept of a "qualifying  special-purpose  entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements.  Statement
No. 166 is effective prospectively,  for annual periods beginning after November
15, 2009, and interim and annual periods thereafter.  Although Statement No. 166 has not been  incorporated  into the  Codification,  in accordance with FASB ASC
105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

Basic  net loss per  common  share is based on the  weighted  average  number of shares of common stock  outstanding  of 3,400,000  during 2009,  2008, and since inception. As of December 31, 2009 and 2008 and since inception, the Company had no dilutive potential common shares.

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

The Company  has not taken a tax  position  that,  if  challenged,  would have a material effect on the financial statements for the twelve-months ended December
31, 2008, or during the prior three years  applicable  under FIN 48. As a result of the adoption of FIN 48, we did not recognize any  adjustment to the liability for uncertain  tax position and  therefore did not record any  adjustment to the beginning balance of accumulated deficit on the consolidated  balance sheet. All tax returns have been appropriately filed by the Company.

The  components of the Company's  deferred tax asset as of December 31, 2009 and
December 31, 2008 are as follows:

                                                        2009              2008
                                               ______________    ______________
   Net operating loss carryforward             $      17,712     $      16,165
   Valuation allowance                               (17,712)          (16,165)
                                               ______________    ______________

   Net deferred tax asset                      $           0     $           0
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

                                                        2009              2008    Since Inception
                                               ______________    _____________    ______________

   Tax at statutory rate (35%)                 $       1,548     $       1,600    $       17,712
   Increase in valuation allowance                    (1,548)           (1,600)          (17,712)
                                               ______________    _____________    ______________

   Net deferred tax asset                      $           0     $           0    $            0
                                               =============     =============    ==============

The net federal operating loss carry forward will expire between 2026 and 2029.
This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.  Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer or resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly,  have not been reflected  therein.  The officers and  directors for the Company are involved in other  business  activities  and may,  in the future,  become  involved in other business  opportunities.  If a specific business  opportunity becomes available, such  persons  may face a conflict  in  selecting  between the Company and their other  business  interest.  The  Company  has not  formulated  a policy  for the resolution of such conflicts. As of December 31, 2009 and December 31, 2008, the
company owed officers $16,607 and $12,185 respectively.

Note 5.  Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 6.  Subsequent Events

Management has reviewed and evaluated  material  subsequent events from December
31, 2009  through  February 17, 2010 and  concluded  that no  subsequent  events require disclosure or recognition in the December 31, 2009 financial statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.

     None.

ITEM 9A (T).  CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

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

     Management has used the framework set forth in the report entitled Internal
Control - Integrated Framework published by the Committee of Sponsoring
Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment,  management has concluded that our internal control over financial reporting was effective at December 31, 2009.

Discloures Controls and Procedures

     Our disclosure controls and procedures (as defined in Exchange Act Rule
13a-15(e)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities
Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the
Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and
Chief Financial Officer, to allow timely decisions regarding required disclosure.

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures.  We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer are required to conclude on the effectiveness of the disclosure controls and procedures as at the end of the year covered by this Annual Report.

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

     In January and March 2010, we made some changes in our disclosure controls and procedures that addressed a prior disclosure weakness which resulted in the
Form 10K/A  for 2008 and the subsequent Form 10-Q's for the current quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 omitting the proper disclosures of management's assessment of disclosure controls and procedures.

Changes in Internal Controls

     We have made changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have initiated changes in our quarterly review process with our independent public accounting firm.

 In January and March 2010, the changes in our internal controls over financial reporting addressed our prior weaknesses that included our disclosure controls and procedures.  We instituted new reporting and approval procedures that have remediated the disclosed material weaknesses and we further now conclude that our internal controls over financial reporting was effective for the prior reported quarters, as reflected on the prior amended quarterly reports.  These changes were also applied as it relates to the financial statements contained in this report in accordance with generally accepted accounting principles.

     The Company is not an "accelerated filer" for the 2009 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form
10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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

                                       30

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2009            2008
_______________________________________________

Audit Fees               $2,175          $2,000

Audit Related Fees         None            None

Tax Fees                    200             200

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

Date:  April 15, 2010

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

Date: April 15, 2010

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

