Form 10-Q
period 2010-06-30
PALMDALE EXECUTIVE HOMES, CORP.
filed 2010-08-16
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-52848

PALMDALE EXECUTIVE HOMES, CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	26-1125521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Ave., Suite 207 Las Vegas, NV	89103
(Address of principal executive offices)	(Zip code)

(406) 270-4158
Issuer's telephone number:

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated  filer or a smaller reporting company.  See definitions  of "large  accelerated  filer,"  "accelerated  filer" and  "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity,  for the period covered by this report and as at the latest  practicable date:

At June 30, 2010, and as of the date hereof, there were outstanding  3,400,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
DECEMBER 31, 2009

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)

CONTENTS

CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	1

Condensed Statements of Operations	2

Condensed Statements of Stockholders' Deficit	3

Condensed Statements of Cash Flows	4

Notes to Condensed Financial Statements	5-6

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS	$0	$0

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$0	0
Officers advances	27,239	16,607

Total current liabilities	$27,239	$16,607

STOCKHOLDERS’ DEFICIT
Common stock: $.001 par value; authorized 25,000,000 shares; issued and outstanding: 3,400,000 shares at June 30, 2010 and December 31, 2009	3,400	3,400
Additional paid-in capital	30,600	30,600
Accumulated deficit during development stage	(61,239)	(50,607)

Total stockholders’ deficit	$(27,239)	$(16,607)

Total liabilities and stockholders’ deficit	$0	$0

See Accompanying Notes to Condensed Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended		Jan. 14, 2000 (inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenues	$0	$0	$0	$0	$0

Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$0	$0	$0

General, selling and administrative expenses	2,913	407	10,632	3,557	61,239

Operating loss	$(2,913)	$(407)	$(10,632)	$(3,557)	$61,239

Nonoperating income (expense)	0	0	0	0	0

Net loss	$(2,913)	$(407)	$(10,632)	$(3,557)	$(61,239)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares common stock outstanding	3,400,000	3,400,000	3,400,000	3,400,000

See Accompanying Notes to Condensed Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

February 20, 2000, issue common stock	3,400,000	$3,400	$30,600	$0	$34,000
Net loss, December 31, 2000				(35,200)	(35,200)
Balance, December 31, 2000	3,400,000	$3,400	$30,600	$(35,200)	$(1,200)
Net loss, December 31, 2001				(200)	(200)
Balance, December 31, 2001	3,400,000	$3,400	$30,600	$(35,400)	$(1,400)
Net loss, December 31, 2002				(200)	(200)
Balance, December 31, 2002	3,400,000	$3,400	$30,600	$(35,600)	$(1,600)
Net loss, December 31, 2003				(710)	(710)
Balance, December 31, 2003	3,400,000	$3,400	$30,600	$(36,310)	$(2,310)
Net loss, December 31, 2004				(200)	(200)
Balance, December 31, 2004	3,400,000	$3,400	$30,600	$(36,510)	$(2,510)
Net loss, December 31, 2005				(200)	(200)
Balance, December 31, 2005	3,400,000	$3,400	$30,600	$(36,710)	$(2,710)
Net loss, December 31, 2006				(200)	(200)
Balance, December 31, 2006	3,400,000	$3,400	$30,600	$(36,910)	$(2,910)
Net loss, December 31, 2007				(4,703)	(4,703)
Balance, December 31, 2007	3,400,000	$3,400	$30,600	$(41,613)	$(7,613)
Net loss, December 31, 2008				(4,572)	(4,572)
Balance, December 31, 2008	3,400,000	$3,400	$30,600	$(46,185)	$(12,185)
Net loss, December 31, 2009				(4,422)	(4,422)
Balance, December 31, 2009	3,400,000	$3,400	$30,600	$(50,607)	$(16,607)
Net loss, June 30, 2010				(10,632)	(10,632)
Balance, June 30, 2010	3,400,000	$3,400	$30,600	$(61,239)	$(27,239)

See Accompanying Notes to Condensed Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Jan. 14, 2000
	Six Months Ended		(inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
Cash Flows From
Operating Activities
Net loss	$(10,632)	$(3,557)	$(61,239)

Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities Increase (decrease) in accounts payable	0	0	0

Net cash used in operating activities	$(10,632)	$(3,557)	$(61,239)

Cash Flows From Investing Activities	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	$0	$0	$34,000
Increase in officer advances	10,632	3,557	27,239

Net cash provided by financing activities	$10,632	$3,557	$61,239

Net increase (decrease) in cash	$0	$0	$0

Cash, beginning of period	0	0	$0

Cash, end of period	$0	$0	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

See Accompanying Notes to Condensed Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended December 31, 2009 included in its Annual Report on Form 10-K.

NATURE OF BUSINESS:

Palmdale Executive Homes, Corp. (“Company”) was organized January 14, 2000 under the laws of the State of Nevada.  The Company currently has limited operations and, in accordance with FASB ASC 915 “Development Stage Entities” is considered a Development Stage Enterprise. The Company has been in the development stage since formation and has realized minimal revenues from its operations.

GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash, no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRINCIPLES

Subsequent events: In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. We adopted these new requirements as of March 31, 2010, and did not have a material impact on our financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not , or are believed by management to have a material impact on the Company’s present or future financial statements

NOTE 2. STOCKHOLDERS’ EQUITY

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,400,000 during 2010, 2009, and since inception.  As of June 30, 2010 and since inception, the Company had no dilutive potential common shares.

NOTE 4.     RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2010 and December 31, 2009 the company owed officers $27,239 and $16,607 respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or "anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

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

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot bepredicted, generally such agreementswill require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and theconditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

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

Financial Condition.

Our auditor's going concern opinion for the prior year ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We donot have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

Liquidity.

As of June 30,  2010,  we have no assets and total  liabilities  of  $27,239  and we had a negative net worth of $27,239. As of December 31, 2009, we had total liabilities of $16,607 and a negative net worth of $16,607.

We have had no revenues from inception through December 31, 2009 and we had no revenues for the period ended June 30,  2010.  We have a loss from  inception through December 31, 2009 of $50,607 and a loss from inception  through June 30,2009 of $61,239.

We have officer's  advances of $27,239 from inception to June 30, 2010. The officer's advances as of December 31, 2009 were $16,607.

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

Management has concluded that our internal control over financial  reporting was effective as of the quarter ended June 30, 2010.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS.

There has been no material change in the risk factors previously disclosed.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES.

None

ITEM 4.   REMOVED AND RESERVED.

None

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed  during the  quarter for which this report is filed. The following exhibits are filed with this report:

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

32.1	Section 1350 Certification - Chief Executive Officer.

32.2	Section 1350 Certification - Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2010

PALMDALE EXECUTIVE HOMES, CORP.

By:	/s/ SUZETTE M. MAJOR
Suzette M. Major
President/Chief Executive Officer

By:	/s/ TRICIA A. NICKSON
Tricia A. Nickson
Secretary and Treasurer/Chief Financial Officer