Form 10-Q
period 2010-09-30
PALMDALE EXECUTIVE HOMES, CORP.
filed 2010-10-20
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

At September 30, 2010, and as of the date hereof, there were outstanding  3,400,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

PART I.

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)

CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
DECEMBER 31, 2009

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS	$0	$0
Total current assets	$0	$0
Total assets	$0	$0
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$0	$0
Officers advances	29,357	16,607

Total current liabilities	$29,357	$16,607

STOCKHOLDERS’ DEFICIT
Common stock: $.001 par value; authorized 25,000,000 shares; issued and outstanding: 3,400,000 shares at September 30, 2010 and December 31, 2009	3,400	3,400
Additional paid-in capital	30,600	30,600
Accumulated deficit during development stage	(63,357)	(50,607)

Total stockholders’ deficit	$(29,357)	$(16,607)

Total liabilities and stockholders’ deficit	$0	$0

See Accompanying Notes to Condensed Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Jan. 14, 2000
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2010	2010	2010	2010
Revenues	$0	$0	$0	$0	$0

Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$0	$0	$0
General, selling and
administrative expenses	2,118	420	12,750	3,977	63,357
Operating loss	$(2,118)	$(420)	$(12,750)	$(3,977)	$(63,357)

Nonoperating income (expense)	0	0	0	0	0

Net loss	$(2,118)	$(420)	$(12,750)	$(3,977)	$(63,357)

Net loss per share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Average number of shares of common stock outstanding	3,400,000	3,400,000	3,400,000	3,400,000

See Accompanying Notes to Condensed Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

			Additional	Accumulated Deficit During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
February 20, 2000, issue
common stock	3,400,000	$3,400	$30,600	$0	$34,000
Net loss, December 31, 2000				(35,200)	(35,200)
Balance, December 31, 2000	3,400,000	$3,400	$30,600	$(35,200)	$(1,200)
Net loss, December 31, 2001				(200)	(200)
Balance, December 31, 2001	3,400,000	$3,400	$30,600	$(35,400)	$(1,400)
Net loss, December 31, 2002				(200)	(200)
Balance, December 31, 2002	3,400,000	$3,400	$30,600	$(35,600)	$(1,600)
Net loss, December 31, 2003				(710)	(710)
Balance, December 31, 2003	3,400,000	$3,400	$30,600	$(36,310)	$(2,310)
Net loss, December 31, 2004				(200)	(200)
Balance, December 31, 2004	3,400,000	$3,400	$30,600	$(36,510)	$(2,510)
Net loss, December 31, 2005				(200)	(200)
Balance, December 31, 2005	3,400,000	$3,400	$30,600	$(36,710)	$(2,710)
Net loss, December 31, 2006				(200)	(200)
Balance, December 31, 2006	3,400,000	$3,400	$30,600	$(36,910)	$(2,910)
Net loss, December 31, 2007				(4,703)	(4,703)
Balance, December 31, 2007	3,400,000	$3,400	$30,600	$(41,613)	$(7,613)
Net loss, December 31, 2008				(4,572)	(4,572)
Balance, December 31, 2008	3,400,000	$3,400	$30,600	$(46,185	$(12,185)
Net loss, December 31, 2009				(4,422)	(4,422)
Balance, December 31,2009	3,400,000	$3,400	$30,600	$(50,607)	$(16,607)
Net loss, September 30, 2010				(12,750)	(12,750)
Balance, September 30, 2010	3,400,000	$3,400	$30,600	$(63,357)	$(29,357)

See Accompanying Notes to Condensed Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended		Jan. 14, 2000 (inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash Flows From Operating Activities
Net loss	$(12,750)	$(3,977)	$(63,357)
Adjustments to reconcile net loss to cash used in operating activities: Changes in assets and liabilities
Increase (decrease) in accounts payable	0	0	0

Net cash used in operating activities	$(12,750)	$(3,977)	$(63,357)

Cash Flows From Investing Activities	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	$0	$0	$34,000
Increase in officer advances	12,750	3,977	29,357

Net cash provided by financing activities	$12,750	$3,977	$63,357

Net increase (decrease) in cash	$0	$0	$0

Cash, beginning of period	0	0	$0

Cash, end of period	$0	$0	$0

Supplemental Information and Non-monetary Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

See Accompanying Notes to Condensed Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

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
(A Development Stage Enterprise)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not , or are believed by management to have a material impact on the Company’s present or future financial statements.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,400,000 during 2010, 2009, and since inception.  As of September 30, 2010 and since inception, the Company had no dilutive potential common shares.

Note 3.  Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2010 and December 31, 2009 the company owed officers $29,357 and $16,607 respectively.

Note 4.  Warrants and Options

There are no warrants or options outstanding to acquire shares of common stock of the Company.

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

Liquidity.

As of September 30, 2010, we have no assets and total liabilities of $29,357 and we had a negative net worth of $ 29,357.  As of December 31, 2009, we had total liabilities of $16,607 and a negative net worth of $16,607.

We have had no revenues from inception through December 31, 2009 and we had no revenues for the period ended September 30, 2010.  We have a loss from inception through December 31, 2009 of $50,607 and a loss from inception through September 30, 2010 of $63,357.

We have officer's advances of $29,357 from inception to September 30, 2010. The officer's advances as of December 31, 2009 were $16,607.

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

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer (President) and Chief Financial Officer/Treasurer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide  reasonable   assurance  that  transactions  are  recorded  as necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that our receipts and expenditures are being made only in accordance with  authorization of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has concluded that our internal control over financial  reporting was effective as of the quarter ended September 30, 2010.

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

Dated: October 19, 2010

PALMDALE EXECUTIVE HOMES, CORP.

By:	/s/ SUZETTE M. MAJOR
Suzette M. Major
President/Chief Executive Officer

By:	/s/ TRICIA A. NICKSON
Tricia A. Nickson
Secretary and Treasurer/Chief Financial Officer