Form 10-K
period 2010-12-31
PALMDALE EXECUTIVE HOMES, CORP.
filed 2011-04-15
CIK 1414030

Commission File No. 000-52848

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________________ to _____________

PALMDALE EXECUTIVE HOMES CORP.
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

$.001 Common Stock
__________________
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed fiscal quarter was $156,000.

As of April 15, 2011, the Registrant had 3,400,000 shares of Common Stock, $.001 par value, issued and outstanding.

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

Trust Deed Investment

We contemplated acquiring deeds of trust in default that secured promissory notes. A deed of trust (similar to a mortgage) is a tripartite contract between a debtor ("trustor"), his creditor ("beneficiary") and an intermediary ("trustee") pursuant to which the trustor technically conveys title to its real estate to the trustee as security for his obligation to the beneficiary. The obligation security is usually for a monetary debt contained in a promissory note. As distinguished from a mortgage which is bipartite contract between the debtor ("mortgagor") and his creditor ("mortgagee"), the traditional mortgage did not contain a power of sale and could only be foreclosed by judicial action. With the then defaults on the real property located in the Palmdale, California, the purchase of these obligations with a resulting sale under the power of sale contained therein, would vest us with legal title. We were unable to negotiate any transactions with conventional lenders; however, we had negotiated to enter into a proposed transaction with a private vendor. Said proposed transaction to acquire the deed of trust under this method did not close.

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

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firmor venture partner firm and numerous other factors beyond our control.

3.   We face intense competition for business opportunities and combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital and hedge fund firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small publiccompanies.

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

A business combination involving the issuance of our Common Stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's Common Stock held and/or resign as a member of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of any participationin our future affairs.

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

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our initial shareholders, because they originally paid $.10  for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

(a)	Not eligible for sale under exemption provisions permitting saleswithout registration to accredited investors or qualified purchasers;

(b)	Not eligible for the transaction exemption from registration fornon-issuer transactions by a registered broker-dealer;

(c)	Not eligible for registration under the simplified small corporateoffering registration (SCOR) form available in many states;

(d)	Not eligible for the "solicitations of interest" exception tosecurities registration requirements available in many states;

(e)	Not permitted to be registered or exempted from registration, and thusnot permitted to be sold in the state under any circumstances.

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

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, therules require: (i) that a broker or dealer approve a person's account for  transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

We intend to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on Nasdaq or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuancenof the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-Nasdaq over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

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

During the year ended December 31, 2010, we did not have any sales of any of our securities.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a "back door" 1934 Act registration procedure. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and there by structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code.

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

Accounting for a Business Combination

In July 2001, the Financial Accounting Standards Board issued Accounting Standard Codification"ASC" No. 805, "Business Combinations" and ASC No. 350 - Intangibles - Goodwill and other,  ASC 805 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. ASC 350 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of ASC 350 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of ASC 805 and ASC 350 may be applicable to any business combination that we may enter into in the future,

We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Change of Control.

Certain of our majority shareholders have had preliminary negotiations that, if consummated, may result in a change in control.  In addition to the requirements that apply to us for disclosing information in a Form 8-K or other applicable disclosure document, we have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

As part of any transaction that may result in the change in our control, Tricia A. Nickson may forgive some or all of the $31,611 indebtedness owed to her by us.  Further, as a result of any transaction that may result in a change of our control or results in a business combination, our controlling shareholders may transfer the shares of stock owned by them to others or surrender for cancellation to us all or part of their shares of stock.

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

Liquidity.

As of December 31, 2009, we had no assets and total liabilities of $16,607 and we had a negative net worth of $16,607. As of December 31, 2010, we had no assets and total liabilities of $32,072 and a negative net worth of $32,072.

We have had no revenues from inception through December 31, 2010 and December 31, 2009. We have a loss from inception through December 31, 2010 of $66,072.

We have officer's advances of $31,611 from inception to December 31, 2010 and $16,607 from inception to December 31, 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS
DECEMBER 31, 2010
DECEMBER 31, 2009

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)

CONTENTS

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	16 -17

Balance Sheets	18

Statements of Operations	19

Statements of Stockholders' Deficit	18

Statements of Cash Flows	21

Notes to Financial Statements	22-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Palmdale Executive Homes, Corp.
(A Development Stage Enterprise)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Palmdale Executive Homes, Corp. (the “Company”) (a development stage enterprise) as of December 31, 2010, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended, and for the period from January 14, 2000 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the balance sheet as of December 31, 2009 or the statements of operations, stockholder’s deficit and cash flows for year then ended or the period from January 14, 2000 (Inception) to December 31, 2009, which totals reflected a deficit of $50,607 accumulated during the development stage. Those financial statements and cumulative totals were audited by other auditors whose report dated February 17, 2010, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmdale Executive Homes, Corp. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from January 14, 2000 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
April 13, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Palmdale Executive Homes, Corp.

We have audited the accompanying balance sheet of Palmdale Executive Homes, Corp. (A Development Stage Enterprise) as of December 31, 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the period January 14, 2000 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our auditsin accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management,as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmdale Executive Homes, Corp. (A Development Stage Enterprise) as of December 31, 2009 and the results of its operations and cash flows for the year then ended and the period January 14, 2000 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

February 17, 2010
Las Vegas, Nevada

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS	$0	$0
Total current assets	0	0
Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$461	$0
Officer advances	31,611	16,607

Total current liabilities	32,072	16,607

STOCKHOLDERS’ DEFICIT
Common stock: $.001 par value; authorized 25,000,000 shares; issued and outstanding: 3,400,000 shares at December 31, 2010 and December 31, 2009	3,400	3,400
Additional paid-in capital	30,600	30,600
Accumulated deficit during development stage	(66,072)	(50,607)

Total stockholders’ deficit	(32,072)	(16,607)

Total liabilities and stockholders’ deficit	$0	$0

See Accompanying Notes to Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
 STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Jan. 14, 2000 (inception) to December 31, 2010

General, and administrative expenses	$15,465	$4,422	$66,072
Operating loss	(15,465)	(4,422)	(66,072)

Net loss	$(15,465)	$(4,422)	$(66,072)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding, basic and diluted	3,400,000	3,400,000

See Accompanying Notes to Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

February 20, 2000, issue common stock	3,400,000	$3,400	$30,600	$0	$34,000
Net loss, December 31, 2000				(35,200)	(35,200)
Balance, December 31, 2000	3,400,000	3,400	30,600	(35,200)	(1,200)
Net loss, December 31, 2001				(200)	(200)
Balance, December 31, 2001	3,400,000	3,400	30,600	(35,400)	(1,400)
Net loss, December 31, 2002				(200)	(200)
Balance, December 31, 2002	3,400,000	3,400	30,600	(35,600)	(1,600)
Net loss, December 31, 2003				(710)	(710)
Balance, December 31, 2003	3,400,000	3,400	30,600	(36,310)	(2,310)
Net loss, December 31, 2004				(200)	(200)
Balance, December 31, 2004	3,400,000	3,400	30,600	(36,510)	(2,510)
Net loss, December 31, 2005				(200)	(200)
Balance, December 31, 2005	3,400,000	3,400	30,600	(36,710)	(2,710)
Net loss, December 31, 2006				(200)	(200)
Balance, December 31, 2006	3,400,000	3,400	30,600	(36,910)	(2,910)
Net loss, December 31, 2007				(4,703)	(4,703)
Balance, December 31, 2007	3,400,000	3,400	30,600	(41,613)	(7,613)
Net loss, December 31, 2008				(4,572)	(4,572)
Balance, December 31, 2008	3,400,000	3,400	30,600	(46,185)	(12,185)
Net loss, December 31, 2009				(4,422)	(4,422)
Balance, December 31, 2009	3,400,000	3,400	30,600	(50,607)	(16,607)
Net loss, December 31, 2010				(15,465)	(15,465)
Balance, December 31, 2010	3,400,000	$3,400	$30,600	$(66,072)	$(32,072)

See Accompanying Notes to Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,	Jan. 14, 2000 (inception) to December 31,
	2010	2009	2010
Cash Flows From Operating Activities
Net loss	$(15,465)	$(4,422)	$(66,072)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities
Accounts payable	461	0	461

Net cash used in operating activities	(15,004)	(4,422)	(65,611)

Cash Flows From Investing Activities	0	0	0

Cash Flows From Financing Activities
Issuance of common stock	0	0	34,000
Increase in officer advances	15,004	4,422	31,611

Net cash provided by financing activities	15,004	4,422	65,611

Net change in cash	0	0	0

Cash, beginning of period	0	0	0

Cash, end of period	$0	$0	$0

Supplemental Information and Non-cash Transactions:

Interest paid	$0	$0	$0

Taxes paid	$0	$0	$0

See Accompanying Notes to Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

Palmdale Executive Homes, Corp. (“Company”) was organized January 14, 2000 under the laws of the State of Nevada.  The Company currently has limited operations and, in accordance with FASB ASC 915 DEVELOPMENT STAGE ENITITES” is considered a Development Stage Enterprise. The Company has been in the development stage since formation and has realized no revenues from its operations.

A summary of the Company’s significant accounting policies is as follows:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

All highly liquid investments with original  maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2010 and December 31, 2009.

Income taxes

The Company accounts for income taxes under FASB ASC 740 “INCOME TAXES.”  Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change inn tax rates is recognized in come in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not the Company will not realize tax assets through future operations.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include accounts payable and officer advances. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2010 and at December 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2010 and December 31, 2009.

Share Based Compensation

FASB ASC 718 “COMPENSATION - STOCK COMPENSATION” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock option, restricted stock, employee stock purchase planes and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by existing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity’s past practice or stated policies. If a present obligation exists, the transaction should be recognized as a liability, otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “EQUITY - BASED PAYMENTS TO NON-EMPLOYEES.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable; (A) the goods or services received, or (B) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of business and significant accounting policies (continued)

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash, or assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

Recently Implemented Standards

FASB ASC 105, "Generally Accepted Accounting Principles" (FASB ASC 105)(formerly Statement of Financial Accounting  Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting  Principles a replacement of FASB Statement No. 162)" reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted   accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting  Standards Codification ("FASB ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". FASB ASC 105 is effective  on a  prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in FASB ASC 105 as of July 1, 2009. The  implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

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

The Company refers to FASB ASC 605-25 "MULTIPLE ELEMENT ARRANGEMENTS" in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements.This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

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

FASB ASC Topic 810, "CONSOLIDATION" was amended in June 2009, by Statement of Financial Accounting Standards No. 167, AMENDMENTS TO FASB INTERPRETATION NO. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES AN INTERPRETATION OF ARB NO. 51 ("FIN  46R") to require an analysis to  determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies  the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could  potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the  beginning of the first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued  Statement of Financial Accounting Standards No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS AN AMENDMENT OF FASB STATEMENT NO. 140  ("Statement  No.  166").  Statement  No. 166 revises FASB  Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND EXTINGUISHMENT OF LIABILITIES A REPLACEMENT OF FASB STATEMENT 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also  eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated  into the  Codification, in accordance with FASB ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

Note 2.  Stockholders’ Deficit

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,400,000 during 2010 and 2009.  As of December 31, 2010 and since inception, the Company had no dilutive potential common shares.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 3.  Income Taxes

We did not provide any current or deferred U.S. federal income tax provisions or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely that a tax assetcannot be realized through future income the Company must allow for this future benefit. We provided a full valuation allowance on the net deferred tax asset, which consists of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period. The valuation allowance increased approximately $5,300 and $1,500 in 2010 and 2009, respectively. At December 31, 2010, the Company had an unused net operating loss carryover of approximately $66,000 that is available to offset future taxable income, which expires beginning in 2020.

Note 4.  Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2010 and December 31, 2009 the company owed Tricia A. Nickson, the Secretary, Treasurer and a director $31,611and $16,607 respectively. These advances are unsecured, non-interest bearing, and due on demand.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

☐	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

☐
Provide reasonable assurance that transactions are recorded as  necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts of our management and directors; and

☐	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2010.

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

The Company is not an "accelerated filer" for the 2010 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our directors and officers (and promoters, affiliates and control persons) are as follows:

Name	Age	Position

Suzette M. Major	42	President/Director

Tricia A. Nickson	41	Secretary/Treasurer/Director

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Tricia A. Nickson 1346 South 219th Drive Buckeye, Arizona 85326	2,360,000	69%

(b) Security Ownership of Management.

The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all of our directors and officers.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Suzette M. Major 701 Atkins Drive Glendale, California 91206	0	0

Common	Tricia A. Nickson 1346 South 219th Drive Buckeye, Arizona 85326	2,360,000	69%

Common	All Officers and Directors as a Group (two [2] individuals)	2,360,000	69%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

	Fiscal Year Ended December 31,
	2010	2009

Audit Fees	$10,650	$2,175

Audit Related Fees	None	None

Tax Fees	200	200

All Other Fees	None	None

Pre Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Kyle A. Tingle in  2010 and to LBB & Associates Ltd., LLP for the current auditing services were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

There are no reports on Form 8-K incorporated herein by reference.

The following documents are filed as part of this report:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 906 Certification.

32.2	Section 906 Certification.** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMDALE EXECUTIVE HOMES CORP.

Date: April 15, 2011	By:	/s/ SUZETTE M. MAJOR
Suzette M. Major
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PALMDALE EXECUTIVE HOMES CORP.

Date: April 15, 2011	By:	/s/ SUZETTE M. MAJOR
Suzette M. Major
President and Director

By:	/s/ TRICIA A. NICKSON
Tricia A. Nickson
Secretary/Treasurer and Director