Form 10-Q
period 2011-03-31
PALMDALE EXECUTIVE HOMES, CORP.
filed 2011-05-16
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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
____________________________________
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

Large accelerated Filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
☐	☐	☐	☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At March 31, 2011, and as of the date hereof, there were outstanding 3,400,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:   Yes ☐   No ☒

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS
MARCH 31, 2011
DECEMBER 31, 2010

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS	$0	$0
Total current assets	0	0
Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,990	461
Officers advances	32,569	31,611
Total current liabilities	34,559	32,072
STOCKHOLDERS’ DEFICIT
Common stock: $.001 par value;
authorized 25,000,000 shares; issued
and outstanding: 3,400,000 shares at
March 31, 2011 and December 31, 2010	3,400	3,400
Additional paid-in capital	30,600	30,600
Accumulated deficit during development stage	(68,559)	(66,072)
Total stockholders’ deficit	(34,559)	(32,072)
Total liabilities and stockholders’ deficit	$0	$0

See Accompanying Notes to Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			January 14, 2000
	Three Months Ended		(inception) to
	March 31,	March 31,	March31,
	2011	2010	2011

General and administrative expenses	$2,487	$7,719	$68,559
Operating loss	(2,487)	(7,719)	(68,559)
Net loss	$(2,487)	$(7,719)	$(68,559)
Net loss per share, basic
and diluted	$(0.00)	$(0.00)
Weighted average number of shares
of common stock outstanding	3,400,000	3,400,000

See Accompanying Notes to Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		January 14, 2000 (inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net loss	$(2,487)	$(7,719)	$(68,559)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Accounts payable	1,529	0	1,990
Net cash used in operating activities	(958)	(7,719)	(66,569)
Cash Flows From Investing Activities	0	0	0
Cash Flows From Financing Activities
Issuance of common stock	0	0	34,000
Increase in officer advances	958	7,719	32,569
Net cash provided by financing activities	958	7,719	66,569
Net change in cash	0	0	0
Cash, beginning of period	0	0	$0
Cash, end of period	$0	$0	$0
Supplemental Information and Non-monetary Transactions:
Interest paid	$0	$0	$0
Taxes paid	$0	$0	$0

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

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended December 31, 2010 included in its Annual Report on Form 10-K.

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

Note 2.  Related Party Transactions

As of March 31, 2011 and December 31, 2010 the company owed officers $32,569 and $31,611 respectively.

Note 3. Subsequent Event.

On April 22, 2011, Tricia A. Nickson sold 2,360,000 shares of her $.001 par value common stock to Santiago Medina. As part of the transaction, Tricia A. Nickson assigned the $32,569 indebtedness to Santiago Medina.

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

We have  made no  determination  as to  whether  we will  continue  to file periodic reports since our obligation to file such reports is not required under the 1934 Act. Santiago Medina, our majority shareholder, has agreed to provide the necessary funds,  without interest,  for the Company to comply with the 1934 Act reporting requirements,  provided that she is an officer and director of the Company when the obligation is incurred. It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act.

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

Liquidity.

As of March 31,  2011,  we had total  liabilities  of $34,559 and we had a negative working capital of $34,559 . As of December 31, 2010, we had total liabilities of $32,072 and a negative net worth of $32,072.

We have had no revenues from inception through December 31, 2010 and we had no revenues for the period ended March 31, 2011.  We have a loss from  inception through December 31, 2010 of $66,072 and a loss from inception through March 31, 2011 of $68,559 .

We have officer's advances of $32,569 from inception to March 31, 2011. The officer's advances as of December 31, 2010 were $31,611.

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

Management has used the framework set forth in the report entitled Internal Control  - Integrated Framework published by the Committee of Sponsoring Organizations  of the Tread way  Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

Management has concluded that our internal control over financial  reporting was effective as of the quarter ended March 31, 2011.

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

                  None

ITEM 3.    DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

                  None

ITEM 4.    SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

                  None

ITEM 5.    OTHER INFORMATION

                  On April 22, 2011, Santiago Medina purchased from Tricia A. Nickson, 2,360,000 shares of the outstanding common stock, $.001 par value, of the Company.  As partial consideration for the sale of the shares of common stock from Tricia A. Nickson to Santiago Medina in a non issuer transaction, Tricia A. Nickson assigned all of her right, title and interest to the $32,569 indebted owned to her by the Company to Santiago Medina. Effective as of the filing of this Form 10-Q or May 15, 2011, whichever first occurs, Suzette Major resigned as an officer and director.

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

PALMDALE EXECUTIVE HOMES, CORP.

Dated: May 16, 2011	By:	/s/SUZETTE M. MAJOR
Suzette M. Major
President and Director

	By:	/s/TRICIA A. NICKSON
Tricia A. Nickson
Treasurer and Chief Financial Officer