Form 10-Q
period 2011-06-30
PALMDALE EXECUTIVE HOMES, CORP.
filed 2011-08-18
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52848

PALMDALE EXECUTIVE HOMES, CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	26-1125521
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6767 W. Tropicana Ave., Suite 207, Las Vegas, NV 89103
(Address of principal executive offices)

011 09 574 2687327
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date  3,411,000 common shares issued and outstanding as of August 18, 2011

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)
Current Assets
Prepaid expenses	$10,000	$-
Total Current Assets	10,000	-

TOTAL ASSETS	$10,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$7,040	$461
Officer advances	42,569	31,611
Total Current Liabilities	49,609	32,072

Total Liabilities	49,609	32,072

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 25,000,000 shares authorized and
3,400,000 shares issued and outstanding at June 30, 2011 and December 31, 2010
Additional paid-in capital	3,400	3,400
Deficit accumulated during the exploration stages	30,600	30,600
Total Stockholders' Deficit	(73,609)	(66,072)
	(39,609)	(32,072)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,000	$-

See Accompanying Notes to Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months ended		January 14, 2000
	June 30,		June 30,		(Inception)
	2011	2010	2011	2010	to June 30, 2011

General and administrative expenses	$5,050	$2,913	$7,537	$10,632	$73,609
Operating loss	5,050	2,913	7,537	10,632	73,609

Net Loss	$(5,050)	$(2,913)	$(7,537)	$(10,632)	$(73,609)

Net loss per shar, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of
common stock outstanding	3,400,000	3,400,000	3,400,000	3,400,000

See Accompanying Notes to Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended		January 14, 2000
	June 30,		(Inception)
	2011	2010	to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,537)	$(10,632)	$(73,609)
Adjustments to reconcile net loss to net cash
used in operating activities
Changes in assets and liabilities
Prepaid expenses	(10,000)	-	(10,000)
Accounts payable	6,579	-	7,040
Net cash used in operating activities	(10,958)	(10,632)	(76,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	34,000
Increase in officer advances	10,958	10,632	42,569
Net cash provided by financing activities	10,958	10,632	76,569

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Accompanying Notes to Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
 (AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Palmdale Executive Homes, Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2010 as reported in Form 10-K, have been omitted.

Subsequent to June 30, 2011 the Company changed its business to acquisition and exploration of mineral properties.

NOTE 2 – SHAREHOLDER ADVANCE

On April 22, 2011, Tricia A. Nickson sold 2,360,000 shares of the Company’s common stock to Santiago Medina. As part of the transaction, Ms. Nickson assigned her total balance of $32,569 owed by the Company at April 22, 2011 to Mr. Medina.

During June, 2011 Mr. Medina paid $10,000 on behalf of the Company as deposit for a mineral property lease agreement executed on August 11, 2011 (See Note 3).

As of June 30, 2011 and December 31, 2010 the Company owed officers $42,569 and $31,611 respectively.

These advances are non-interest bearing, unsecured and due on demand.

NOTE 3 – SUBSEQUENT EVENTS

During August, 2011, the Company changed its business to acquisition and exploration of mineral properties.

Mining Lease and Option To Purchase Agreement

Effective August 11, 2011, the Company entered into a Mining Lease and Option to Purchase Agreement (the “Agreement”) with the Ellers Family Revocable Trust of March 24, 2000 (the “Owner”). Under the terms of the Agreement, the Company leased a mining property consisting of 65 acres of real property interests and 13 unpatented mining claims situated in Tuolumne County, California for a term of three years.

In accordance with the Agreement the Company is obligated to expend $150,000 per year of the lease developing the property. In addition, the Company must pay annual advance royalty amounts of $50,000 for the first year ($10,000 of which was pre-paid in June, 2011 and $40,000 was paid upon signing of the Agreement), $50,000 in the second year and $60,000 in the final year.

In addition, the Company must pay a net smelter return royalty of 10% during the term of the lease until expiry of the Agreement or the exercise of the option to purchase. The option to purchase may be exercised by the Company, in its sole discretion, at any time during the three year term of the Agreement. The option to purchase is exercisable for a 75% interest in the property with the Owner retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2 million in cash plus the ongoing payment of a net smelter return royalty of 2.5% to the Owner.

Finder’s Shares

In connection with the Agreement, the Company entered into a Finder’s Fee Agreement with Tosca Capital Corp. (“Tosca”), a private British Columbia company, to formalize Tosca’s role in identifying a suitable mining property for the Company to lease or purchase, whereby the Company issued 11,000 shares of the Company’s common stock to Tosca on August 11, 2011.

Promissory Note

On August 11, 2011, Mr. Santiago Medina advanced $40,000 to the Company by way of direct payment to the Owner for the Agreement, increasing his balance owed by the Company to $82,569, for which the Company on August 11, 2011 issued a promissory note for the full balance owed. The promissory note of $82,569 has a term of one year and bears interest at an annualized rate of  8%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", “Company” and "Palmdale" mean Palmdale Executive Homes, Corp., unless otherwise indicated.  All dollar amounts refer to US dollars unless otherwise indicated.

General

Our Business – General

We were incorporated on January 14, 2000 under the laws of the state of Nevada.  We are a development stage company with no revenues to date. As of the date hereof, we can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

History

We initially intended to purchase either so-called "troubled" property in the area of Palmdale, California or acquire deeds of trust in default held by lenders in the area. As an alternative, we contemplated constructing modular-prefabricated homes in the area. We believed that for little or no money applicable to a down payment, we could acquire the ownership of one or more homes and, in addition, acquire deeds of trust in default on properties.

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

Current Business

Given the weak outlook for the real estate market, management recently decided it was in the best interest of the Company and its shareholders to consider, and pursue, other lines of business.

In the wake of record high gold prices, management decided to lease a gold mining property located in Tuolumne County, California. On August 11, 2011, we entered into a Mining Lease and Option to Purchase Agreement with the Ellers Family Revocable Trust of March 24, 2000 (“Agreement”). The property consists of 65 acres of real property interests and 13 unpatented mining claims. The lease has a term of three years. Pursuant to the Agreement, we are obligated to expend $150,000 per year of the lease developing the property. In addition, we must pay annual advance royalty amounts of $50,000 for the first year ($10,000 of which was pre-paid as a deposit with the balance paid upon signing of the Agreement), $50,000 in the second year and $60,000 in the final year. We must also pay a net smelter return royalty of 10% during the term of the lease until expiry of the Agreement or the exercise of the option to purchase. The advance royalty payments are credited against any net smelter returns royalties payable during the term year in question. The option to purchase is exercisable for a 75% interest in the property with the Ellers Family Revocable Trust of March 24, 2000 retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2 million in cash plus the ongoing payment of a net smelter return royalty of 2.5% to the Ellers Family Revocable Trust of March 24, 2000. If the property option is exercised all lease terms and related obligations expire upon the closing of such sale.

At this point the property has not been developed and no work has commenced, nor will commence until we receive adequate funding. We are an exploration stage company.

Operations

We  anticipate that we will expend approximately $200,000 on operations over the twelve months ending June 30, 2012.

Employees

Currently there are no full time or part-time employees of our company. However, our President, Santiago Medina, is a consultant of our company. We may engage one or more consultants to assist with manegement of our company and to oversee operations at the Providence Mines site. If business is successful and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements".  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below.  We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".  In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We may not be able to obtain the financing and capital required to maintain and grow our business.

We have incurred a net loss of $7,537 for the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of $73,609. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the December 31, 2010 financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

We are in the early stages of our growth and we have not earned significant revenue, which makes it difficult to evaluate whether we will operate profitably.

We are in the early stages of the growth of our company. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. We have only recently begun to earn revenues.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

We need to continue as a going concern if our business is to succeed, if we do not we will go out of business.

Our independent accountant's report to our audited financial statements for the year ended December 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We can provide investors with no assurance that exploration on our recently leased mining property will establish that commercially exploitable reserves of minerals exist on our property.  Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such companies.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims.  If this happens, our business will likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

We have no known mineral reserves and we may not find any gold or silver if we find gold or silver it may not be in economic quantities. If we fail to find any gold or silver or if we are unable to find gold or silver in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Even if we find gold or other valuable minerals, it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find minerals in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any minerals are recoverable, we do not know that this can be done at a profit. Failure to locate minerals in economically recoverable quantities will cause us to suspend operations.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation.  These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital.  These factors may have material and negative effects on our financial performance and our ability to continue operations.

We may be adversely affected by fluctuations in ore and precious metal prices.

The value and price of our shares of common stock, our financial results, and our exploration, development and mining activities, if any, may be significantly adversely affected by declines in the price of precious metals and ore.  Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world.

The prices used in making resource estimates for mineral projects are disclosed, and generally use significantly lower metal prices than daily metals prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated resource quantities, which are affected by a number of additional factors. For example, a 10% change in price may have little impact on the estimated resource quantities, or it may result in a significant change in the amount of resources.

Supplies needed for exploration may not always be available.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional spot shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our proposed business plans.

We require substantial funds merely to determine if mineral reserves exist on our mineral properties.

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

•	Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;

•	Availability and costs of financing;

•	On-going costs of production;

•	Market prices for the products to be produced;

•	Environmental compliance regulations and restraints; and

•	Political climate and/or governmental regulation and control.

The loss of Mr. Medina or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

Our performance is substantially dependent upon the expertise of our President, Mr. Santiago Medina, and other key management personnel, and our ability to continue to hire and retain personnel. Mr. Medina spends the majority of his working time working with our company. It may be difficult to find sufficiently qualified individuals to replace Mr. Medina or other key management personnel if we were to lose any one or more of them. The loss of Mr. Medina or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

We do not maintain “key person” life insurance on any of our directors or senior executive officers.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Plan of Operations - Next 12 Months

We have not yet commenced operations, and have generated no revenue to date.  We are an exploration stage company.

We have recently changed operations and management.  We intend to develop a mining property we have leased in Tuolumne County, California known as the Providence Mines property.

Over the next twelve months we intend to raise funds through sales of our common stock in private placements to qualified investors or we may consider alternative methods of funding. These funds will be used to develop our leased mining property.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, there was a working capital deficit of $36,609.

At June 30, 2011, our total current assets were $10,000.

At June 30, 2011, our total current liabilities were $49,609.

We have officer's advances of $42,569 from inception to June 30, 2011. The officer's advances as of December 31, 2010 were $31,611.

Three months ended June 30, 2011

For the three months ended June 30, 2011, we incurred expenditures of $5,050 and posted losses of $5,050. For the three months ended June 30, 2010, we incurred expenditures of $2,913 and posted losses of $2,913.  From inception to June 30, 2011, we incurred losses of $73,609.  The principal components of the losses for the three months ended June 30, 2011, were administrative expenses and accounting and audit fees.

Operating expenses for the three months ending June 30, 2011, were $5,050 compared to operating expenses for the three months ended June 30, 2010 of $2,913. Operating expenses since inception to June 30, 2011, were $73,609.

Six Months ended June 30, 2011

For the six months ended June 30, 2011, we incurred expenditures of $7,537 and posted losses of $7,537. For the six months ending June 30, 2010, we incurred expenditures of $10,632 and posted losses of $10,632.  From inception to June 30, 2011, we incurred losses of $73,609.  The principal components of the losses for the six months ended June 30, 2011, were administrative expenses and accounting and audit fees.

Operating expenses for the six months ending June 30, 2011, were $7,537 compared to operating expenses for the six months ending June 30, 2010 of $10,632. Operating expenses since inception to June 30, 2011, were $73,609.

At June 30, 2011, we had cash of $0.

We will require additional financing before we generate significant revenues. We intend to raise the capital required to meet any additional needs through sales of our securities in secondary offerings or private placements.  We have no agreements in place to do this at this time.

There are no assurances that we will be able to obtain additional funds required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Based on an evaluation of our  disclosure  controls and procedures as of the end of the period covered by this Form 10Q (and the financial  statements  contained in the report),  our Chief Executive Officer/Chief Financial Officer has determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f)  under the Exchange Act) or any other factors  during  the  quarter  covered  by this  report,  that  have  materially affected,  or are reasonably  likely to materially  affect our internal  control over financial reporting.

Internal  control over financial  reporting  refers to the process designed by, or under the supervision of, our Chief Executive Officer (President)/Chief Financial Officer/Treasurer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting  principles,  and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide  reasonable   assurance  that  transactions  are  recorded  as necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that our receipts and expenditures are being made only in accordance with  authorization of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has concluded that our internal control over financial  reporting was effective as of the quarter ended June 30, 2011.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2011 we issued 11,000 shares of restricted common stock to Tosca Capital Corp. pursuant to the terms of a Finder’s Fee Agreement entered into in connection with the lease of the Providence Mines property.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

On August 11, 2011, we entered into a Mining Lease and Option to Purchase Agreement with the Ellers Family Revocable Trust of March 24, 2000 (the “Agreement”). Under the terms of the Agreement, we have leased a mining property consisting of 65 acres of real property interests and 13 unpatented mining claims situated in Tuolumne County, California for a term of three years. We are obligated to expend $150,000 per year of the lease developing the property as specified in the Agreement. In addition, we must pay annual advance royalty amounts of $50,000 for the first year ($10,000 of which was pre-paid as a deposit with the balance paid upon signing of the Agreement), $50,000 in the second year and $60,000 in the final year. We must also pay a net smelter return royalty of 10% during the term of the lease until expiry of the Agreement or the exercise of the option to purchase. The option to purchase may be exercised by the Company, in its sole discretion, at any time during the three year term of the Agreement. The option to purchase is exercisable for a 75% interest in the property with the Ellers Family Revocable Trust of March 24, 2000 retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2 million in cash plus the ongoing payment of a net smelter return royalty of 2.5% to the Ellers Family Revocable Trust of March 24, 2000.

On August 11, 2011, the Company entered into a Finder’s Fee Agreement with Tosca Capital Corp. to formalize Tosca Capital Corp.’s role in identifying a suitable mining property for the Company to lease or purchase. As compensation, our board of directors granted Tosca Capital Corp. 11,000 fully-paid and non-assessable shares of restricted common stock of the Company. The 11,000 shares were issued on August 11, 2011.

On August 11, 2011, the Company issued a promissory note in the amount of $82,569 to Santiago Medina for funds advanced to the Company to date. The promissory note has a term of one year at which time the Company must re-pay Mr. Medina the principal plus interest accrued at an annualized rate of 8%.

ITEM 6.  EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibits	Description

10.1	Mining Lease and Option to Purchase Agreement dated August 11, 2011 between Ellers Family Revocable Trust of March 24, 2000 and Palmdale Executive Homes, Corp.
10.2	Finder’s Fee Agreement between Palmdale Executive Homes Corp. and Tosca Capital Corp. dated August 11, 2011.
10.3	Promissory Note issued to Santiago Medina dated August 11, 2011.
31.1	Section 302 Certification.
31.2	Section 302 Certification.
32.1	Section 906 Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMDALE EXECUTIVE HOMES, CORP.

Date: August 18, 2011	/s/ Santiago Medina
Santiago Medina, President and CEO (Principal Executive Officer) and Principal Financial Officer