Form 10-Q
period 2011-09-30
PALMDALE EXECUTIVE HOMES, CORP.
filed 2011-11-17
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date  3,411,000 common shares issued and outstanding as of November 16, 2011

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets	$-	$-

Mineral property	50,000	-

TOTAL ASSETS	$50,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$11,254	$461
Accounts payable and accrued expenses - related party	7,571	-
Advances - related party	1,860	31,611
Promissory note - related party	82,569	-
Total current liabilities	103,254	32,072

Total Liabilities	103,254	32,072

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 25,000,000 shares authorized and
3,411,000 and 3,400,000 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively	3,411	3,400
Additional paid-in capital	32,459	30,600
Deficit accumulated during the exploration stage	(89,124)	(66,072)
Total Stockholders' Deficit	(53,254)	(32,072)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,000	$-

See Accompanying Notes to Financial Statements

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
					January 14, 2000
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30		September 30		September 30,
	2011	2010	2011	2010	2011

Operating expenses
General and administrative	$7,944	$2,118	$15,481	$12,750	$81,553
Consulting fees	6,666	-	6,666	-	6,666
Loss from operations	(14,610)	(2,118)	(22,147)	(12,750)	(88,219)

Interest expense	(905)	-	(905)	-	(905)

Net Loss	$(15,515)	$(2,118)	$(23,052)	$(12,750)	$(89,124)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares of common stock outstanding, basic and diluted	3,405,978	3,400,000	3,402,015	3,400,000

See Accompanying Notes to Financial Statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative from
			January 14, 2000
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,052)	$(12,750)	$(89,124)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for services	1,870	-	1,870
Changes in assets and liabilities
Accounts payable	10,793	-	11,254
Accounts payable and accrued expenses - related party	7,571	-	7,571
Net cash used in operating activities	(2,818)	(12,750)	(68,429)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property	(50,000)	-	(50,000)
Net cash used in investing activities	(50,000)	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	34,000
Proceeds from advances - related party	1,860	12,750	33,471
Proceeds from promissory note - related party	50,958	-	50,958
Net cash provided by financing activities	52,818	12,750	118,429

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$31,611	$-	$31,611

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

During the nine months ended September 30, 2011 the Company changed its business to acquisition and exploration of mineral properties.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Mineral Properties

Mineral properties include the cost of advance minimum royalty payments, the cost of capitalized mineral property leases, and mineral property acquisition costs. Expenditures for exploration and development on specific mineral properties with no proven reserves are expensed as incurred. Once a mineral reserve has been established, all future development costs will be capitalized and charged to operations on a unit-of-production method based on estimated recoverable reserves. Mineral property costs will be amortized against future revenues or charged to operations at the time the related mineral property is determined to have impairment in value.

Carrying Value of Mineral Property Interests

The cost of acquiring mineral property interests is capitalized. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may also be written down if future cash flows, including potential sales proceeds related to the property, are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value.

NOTE 3 - MINING LEASE AND OPTION TO PURCHASE AGREEMENT

Effective August 11, 2011, the Company entered into a Mining Lease and Option to Purchase Agreement (the “Property Agreement”) with the Ellers Family Revocable Trust of March 24, 2000 (the “Owner”). Under the terms of the Agreement, the Company leased a mining property consisting of 65 acres of real property interests and 13 unpatented mining claims situated in Tuolumne County, California for a term of three years.

In accordance with the Agreement the Company is obligated to expend $150,000 per year of the lease developing the property, and pay annual advance royalty amounts of $50,000 for the first year (paid by an officer of the Company as of September 30, 2011), $50,000 in the second year and $60,000 in the final year.

In addition, the Company must pay a net smelter return royalty of 10% during the term of the lease until expiry of the Agreement or the exercise of the option to purchase. The option to purchase may be exercised by the Company, in its sole discretion, at any time during the three year term of the Agreement. The option to purchase is exercisable for a 75% interest in the property with the Owner retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2,000,000 in cash plus the ongoing payment of a net smelter return royalty of 2.5% to the Owner.

In connection with the Property Agreement, the Company entered into a Finder’s Fee Agreement with Tosca Capital Corp. (“Tosca”), a private British Columbia company, to formalize Tosca’s role in identifying a suitable mining property for the Company to lease or purchase, whereby the Company issued 11,000 shares of the Company’s common stock to Tosca on August 11, 2011. The grant date fair value of the common stock was $1,870 and was expensed during the period.

NOTE 4 – RELATED PARTY ADVANCE AND PROMISSORY NOTE

On April 22, 2011, Tricia A. Nickson sold 2,360,000 shares of the Company’s common stock to Santiago Medina. As part of the transaction, Ms. Nickson assigned her total balance of $32,569 owed by the Company at April 22, 2011 to Mr. Medina.

During the nine months ended September 30, 2011 Mr. Santiago Medina paid $50,000 on behalf of the Company in accordance with the Property Agreement executed on August 11, 2011

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. As at September 30, 2011, interest of $905 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party.

From August 11, 2011 to September 30, 2011, Mr. Medina advanced an additional $1,860 to the Company, which was outstanding on September 30, 2011. The advance is non-interest bearing, unsecured and due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 7, 2011 the Company entered into a consulting agreement with the Chief Operating Officer (“COO”) of the Company at consulting fee of $5,000 per month. During the nine months ended September 30, 2011, consulting fees of $3,333 were accrued and owed to the COO.

On September 7, 2011 the Company entered into a consulting agreement with the Vice President of Geology (the “VP”) of the Company at consulting fee of $5,000 per month. During the nine months ended September 30, 2011, consulting fees of $3,333 were accrued and owed to the VP.

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

General

Our Business – General

We were incorporated on January 14, 2000 under the laws of the state of Nevada.  We are an exploration stage company with no revenues to date. As of the date hereof, we can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

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

In the wake of record high gold prices, management decided to lease a gold mining property located in Tuolumne County, California. On August 11, 2011, we entered into a Mining Lease and Option to Purchase Agreement with the Ellers Family Revocable Trust of March 24, 2000 (“Agreement”). The property consists of 65 acres of real property interests and 13 unpatented mining claims. The lease has a term of three years. Pursuant to the Agreement, we are obligated to expend $150,000 per year of the lease developing the property. In addition, we must pay annual advance royalty amounts of $50,000 for the first year which was paid by an officer of the Company as of September 30, 2011, $50,000 in the second year and $60,000 in the final year. We must also pay a net smelter return royalty of 10% during the term of the lease until expiry of the Agreement or the exercise of the option to purchase. The advance royalty payments are credited against any net smelter returns royalties payable during the term year in question. The option to purchase is exercisable for a 75% interest in the property with the Ellers Family Revocable Trust of March 24, 2000 retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2,000,000 in cash plus the ongoing payment of a net smelter return royalty of 2.5% to the Ellers Family Revocable Trust of March 24, 2000. If the property option is exercised all lease terms and related obligations expire upon the closing of such sale.

At this point we do not have adequate cash or working capital. Our operations rely on our officers’ advances to cover our expenses. The property has not been developed and no work has commenced, nor will commence until we receive adequate funding. We are an exploration stage company.

Operations

We  anticipate that we will expend approximately $320,000 on operations over the twelve months ending September 30, 2012.

Employees

Currently there are no full time or part-time employees of our company. However, our President, Santiago Medina, our Chief Operating Officer, Mr. Defensor and our Vice President-Geology, Mr. Calpito are consultants of our company. We may engage one or more consultants to assist with manegement of our company and to oversee operations at the Providence Mines site. If business is successful and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, there was a working capital deficit of $103,254.

At September 30, 2011, our total current assets were $0.

At September 30, 2011, our total current liabilities were $103,254.

We have advances from related party of $1,860 and promissory note payable to officer of $82,569 at September 30, 2011. The officer's advances from related party as of December 31, 2010 were $31,611.

Three months ended September 30, 2011 and September 30, 2010

For the three months ended September 30, 2011, we incurred expenditures of $15,515 and posted losses of $15,515. For the three months ended September 30, 2010, we incurred expenditures of $2,118 and posted losses of $2,118.  The principal components of the losses for the three months ended September 30, 2011, were administrative expenses, accounting and auditor’s review fees, consutling fees and interest expense incurred on the promissory note.

Operating expenses for the three months ending September 30, 2011, were $14,610 compared to operating expenses for the three months ended September 30, 2010 of $2,118. Of the operating expenses, general and administrative expense increased from $2,118 in 2010 to $7,944 in 2011 due to our fees incurred in 2011 for identifying mineral property and consutling fees of $6,666 paid to our Chief Operating Officer and Vice President of geology in 2011, with both absent in 2010.

In 2011 we accrued interest expense of $905 on a promissory note issued in 2011, which was absent in 2010.

Nine Months ended September 30, 2011 and September 30, 2010

For the nine months ended September 30, 2011, we incurred expenditures of $23,052 and posted losses of $23,052. For the nine months ending September 30, 2010, we incurred expenditures of $12,750 and posted losses of $12,750.  From inception to September 30, 2011, we incurred losses of $89,124.  The principal components of the losses for the nine months ended September 30, 2011, were administrative expenses, accounting and auditor’s fees, consutling fees and interest expense incurred on the promissory note.

Operating expenses for the nine months ending September 30, 2011, were $22,147 compared to operating expenses for the nine months ending September 30, 2010 of $12,750. Operating expenses since inception to September 30, 2011, were $88,219.

Of the operating expenses, general and administrative expense increased from $12,750 in 2010 to $15,481 in 2011 due to our fees incurred in 2011 for identifying mineral property and consutling fees of $6,666 paid to our  Chief Operating Officer and Vice President of geology in 2011, with both absent in 2010.

In 2011 we accrued interest expense of $905 on a promissory note issued in 2011, which was absent in 2010.

At September 30, 2011, we had cash of $0.

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

Item 4.  Controls and Procedures.

Based on an evaluation of our  disclosure  controls and procedures as of the end of the period covered by this Form 10-Q (and the financial  statements  contained in the report),  our Chief Executive Officer/Chief Financial Officer has determined that our current disclosure controls and procedures are effective.

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

Management has concluded that our internal control over financial  reporting was effective as of the quarter ended September 30, 2011.

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

Item 1A Risk Factors

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

We have incurred a net loss of $23,052 for the nine months ended September 30, 2011. As of September 30, 2011, we had an accumulated deficit of $89,124. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent registered public accounting firm’s report on the December 31, 2010 financial statements included in our Form 10-K includes an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things.

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

Our performance is substantially dependent upon the expertise of our President, Mr. Santiago Medina, Chief Operating Officer, Mr. Defensor, and our Vice President-Geology, Mr. Calpito, and other key management personnel, and our ability to continue to hire and retain personnel. It may be difficult to find sufficiently qualified individuals to replace Messrs. Medina, Defensor or Calpito or other key management personnel if we were to lose any one or more of them. The loss of our current officers or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibits

10.4	Consulting Agreement between Joseph Calpito and Palmdale Executive Homes Corp. dated September 7, 2011.

10.5	Consulting Agreement between Matias Defensor and Palmdale Executive Homes Corp. dated September 7, 2011.

31.1	Section 302 Certifications

31.2	Section 902 Certification

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMDALE EXECUTIVE HOMES, CORP.

Date: November 17, 2011	By:	/s/ Santiago Medina
Santiago Medina,
President and CEO (Principal Executive Officer) and Principal Financial Officer