Form 10-K
period 2011-12-31
PALMDALE EXECUTIVE HOMES, CORP.
filed 2012-04-16
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number  000-52848

PALMDALE EXECUTIVE HOMES, CORP.
(Name of registrant in its charter)

Nevada	26-1125521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Ave., Suite 207, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 09 574 2687327

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Our shares are quoted on the Over-the-Counter Bulletin Board under the symbol “PMDX”. Based on the last private sale price of our shares in November 2011 of $0.50, our aggregate market value is $1,755,500.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

3,511,000 common shares issued and outstanding as of April 16, 2012.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I

Item 1.  Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Company” and "Palmdale" mean Palmdale Executive Homes, Corp., unless otherwise indicated.

Our Business – General

We were incorporated on January 14, 2000 under the laws of the state of Nevada.  We are an exploration stage company with no revenues to date. As of the date hereof, we can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

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

Current Business

Given the weak outlook for the real estate market, management decided it was in the best interest of the Company and its shareholders to consider, and pursue, other lines of business.

In the wake of record high gold prices, management decided to lease a gold mining property located in Tuolumne County, California. On August 11, 2011, we entered into a Mining Lease and Option to Purchase Agreement with the Ellers Family Revocable Trust of March 24, 2000 (“Agreement”). The property consists of 65 acres of real property interests and 13 unpatented mining claims. The lease has a term of three years. Pursuant to the Agreement, we are obligated to expend $150,000 per year of the lease developing the property. In addition, we must pay annual advance royalty amounts of $50,000 for the first year which was paid by an officer of the Company as of December 31, 2011, $50,000 in the second year and $60,000 in the final year. We must also pay a net smelter return royalty of 10% during the term of the lease until expiry of the Agreement or the exercise of the option to purchase. The advance royalty payments are credited against any net smelter returns royalties payable during the term year in question. The option to purchase is exercisable for a 75% interest in the property with the Ellers Family Revocable Trust of March 24, 2000 retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2,000,000 in cash plus the ongoing payment of a net smelter return royalty of 2.5% to the Ellers Family Revocable Trust of March 24, 2000. If the property option is exercised all lease terms and related obligations expire upon the closing of such sale.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2012.

Competition

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials in the near future. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Government Regulations and Supervision

Our future mineral exploration program will be subject to applicable rules and regulations of the jurisdiction in which we hold properties.  Our future operations will likely be subject to rules that may govern:

-	Locating claims
-	Posting claims
-	Working claims
-	Reporting work performed
-	Geological and geochemical surveying
-	Airborne geophysical surveying
-	Hand-trenching without the use of explosives
-	The establishment of gridlines that do not require the felling of trees

Also, prior to proceeding with any exploration work subject we must apply for required permits. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. The notice is submitted to the regional office of the Mines Branch, Energy Division.

We currently do not have any pending applications for government approval of our exploration program.

Environmental Law

We are also subject to local and state environmental laws and regulations governing the exploration and development of mining properties. We are responsible to provide a safe working environment, to not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property.

We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and we know what that will involve from an environmental standpoint.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations.  Prospective investors should consider carefully the risk factors set out below.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our net loss since inception is $129,503.  There can be no assurance that will generate significant revenues or achieve profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended December 31, 2011, which are included in this annual report on Form 10-K. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

We are in the early stages of our growth and we have not yet generated revenue, which makes it difficult to evaluate whether we will operate profitably.

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

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

-	Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;
-	Availability and costs of financing;
-	On-going costs of production;
-	Market prices for the products to be produced;
-	Environmental compliance regulations and restraints; and
-	Political climate and/or governmental regulation and control.

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

Item 2.  Description of Property.

Our administrative mailing office is located at 6767 W. Tropicana Ave., Suite 207, Las Vegas, NV 89103.

We currently lease a gold mining property located in Tuolumne County, California. On August 11, 2011, we entered into a Mining Lease and Option to Purchase Agreement with the Ellers Family Revocable Trust of March 24, 2000 (“Property Agreement”). The property consists of 65 acres of real property interests and 13 unpatented mining claims. The lease has a term of three years. Pursuant to the Property Agreement, we are obligated to expend $150,000 per year of the lease developing the property. In addition, we must pay annual advance royalty amounts of $50,000 for the first year which was paid by an officer of the Company as of December 31, 2011, $50,000 in the second year and $60,000 in the final year. We must also pay a net smelter return royalty of 10% during the term of the lease until expiry of the Property Agreement or the exercise of the option to purchase. The advance royalty payments are credited against any net smelter returns royalties payable during the term year in question. The option to purchase is exercisable for a 75% interest in the property with the Ellers Family Revocable Trust of March 24, 2000 retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2,000,000 in cash plus the ongoing payment of a net smelter return royalty of 2.5% to the Ellers Family Revocable Trust of March 24, 2000. If the property option is exercised all lease terms and related obligations expire upon the closing of such sale.

At this point the property has not been developed and no work has commenced, nor will commence until we receive adequate funding. We have not commenced exploration on the property and have no data on possible reserves. We remain a development stage enterprise.

Item 3.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officer or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.  Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2011.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

We have been assigned the trading symbol of “PMDX”. The shares of common stock currently have a quote published in the OTC Bulletin Board System.

As of April 16, 2012 there were 21 shareholders and 3,511,000 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On November 24, 2011, the Company received $50,000 from subscriptions for 100,000 common shares at $0.50 per share. The shares were sold to non-U.S. persons pursuant to the provisions of Regulation S of the Securities Act of 1933.

On August 11, 2011 we issued 11,000 shares of restricted common stock to Tosca Capital Corp. pursuant to the terms of a Finder’s Fee Agreement entered into in connection with the lease of the Providence Mines property.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Cash Requirements

Over the twelve months ending December 31, 2012, we plan to expend a total of approximately $200,000 for lease payments and commencing exploration of our currently leased mineral property. We estimate that we will also require working capital of approximately $40,000 over the twelve months ending December 31, 2012.

We have not yet commenced operations, and have generated no revenue to date.  We are an exploration stage company.

We have recently changed operations and management.  We intend to develop a mining property we have leased in Tuolumne County, California known as the Providence Mines property.

Over the next twelve months we intend to raise funds through sales of our common stock in private placements to qualified investors or we may consider alternative methods of funding. These funds will be used to develop our leased mining property. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

We  anticipate that we will require approximately $240,000 to fund operations over the twelve months ending December 31, 2012, including meeting our requirements under the terms of our current mining property lease. In addition, we will require approximately $94,000 to cover our current working capital deficit.

Over the twelve months ending December 31, 2012 we intend to use all available funds as follows:

Estimated Funding Required During the Next Twelve Months

Operations: lease and development costs	$200,000
Working Capital	40,000
Total	$240,000

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through a shareholder loan and the issuance of common stock.

At December 31, 2011, we had a working capital deficit of $93,633 compared to a working capital deficit of $32,072 at December 31, 2010.

At December 31, 2011, our total assets of $58,753 consist of cash and mineral property acquisition cost of $50,000. This compares with our assets at December 31, 2010 of $nil.

At December 31, 2011, our total liabilities were $102,386 compared to our liabilities of $32,072 as at December 31, 2010.

We have had no revenues from inception. We currently have insufficient funds to commence operations but will have to raise additional capital to meet our obligations under the terms of our current mineral property lease.  Our Chief Executive Officer, Santiago Medina, has loaned us funds.  Mr. Medina has loaned us $84,429 for the partial payment of costs associated with general and administrative expenses.  If we do not successfully raise $240,000, we will not be able to fully implement our business plan.  There is no guarantee we will be able to do this.

We have no notes payable or long-term debt, other than the promissory note of $82,569 owing to our CEO, Santiago Medina. Interest accrued on the promissory note as at December 31, 2011 was $2,570.

Results of Operations.

We posted losses of $63,431 for the year ended December 31, 2011, losses of $15,465 for the year ended December 31, 2010, and losses of $129,503 since inception to December 31, 2011. Operating expenses for the year ended December 31, 2011 were $60,861 compared to $15,465 in 2010. Significant increases were attributable to consulting fees of $36,666 we recorded in 2011 for the two new officers of the Company, which was absent in 2010, as well as the payment of the $1,870 paid as finders fees for our property. General office and administrative expenses related to costs incurred to maintain our good standing as a public company increased from $15,465 to $24,195 due to our increased level of operations and the additional requirement for the filings.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2012.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on the audited financial statements for the year ended December 31, 2011, our auditors included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

Palmdale does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Palmdale's results of operations, financial position or cash flow.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.

Item 8.  Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Page No.

Report of Independent Registered Public Accounting Firm	13

Balance Sheets as at December 31, 2011 and 2010	15

Statements of Operations for each of the years ended December 31, 2011 and 2010 and for the period from January 14, 2000 (inception) to December 31, 2011	16

Statements of Stockholders' Deficit for the period from January 14, 2000 (inception) to December 31, 2011	17

Statements of Cash Flows for each of the years ended December 31, 2011 and 2010 and for the period from January 14, 2000 (inception) to December 31, 2011	18

Notes to the Financial Statements	19

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Palmdale Executive Homes, Corp.
(An Exploration Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Palmdale Executive Homes, Corp. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended and for the period from January 14, 2000 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, stockholders’ deficit and cash flows for the period from January 14, 2000 (inception) to December 31, 2009, which totals reflected a deficit of $50,607 accumulated during the exploration stage. Those financial statements and cumulative totals were audited by other auditors whose report dated February 17, 2010, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Palmdale Executive Homes, Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from January 14, 2000 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 7, 2012

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

Kyle L. Tingle, CPA, LLC

February 17, 2010
Las Vegas, Nevada

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2011	2010

Current Assets
Cash	$8,753	$-
Total Current Assets	8,753	-

Mineral property	50,000	-

TOTAL ASSETS	$58,753	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$2,721	$461
Accounts payable and accrued expenses - related party	15,236	-
Advances - related party	1,860	31,611
Promissory note - related party	82,569	-
Total Current Liabilities	102,386	32,072

Total Liabilities	102,386	32,072

Commitments

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 25,000,000 shares authorized and
3,511,000 and 3,400,000 shares issued and outstanding at December 31, 2011 and 2010 respectively	3,511	3,400
Additional paid-in capital	82,359	30,600
Deficit accumulated during the exploration stage	(129,503)	(66,072)
Total Stockholders' Deficit	(43,633)	(32,072)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,753	$-

The accompanying notes are an integral part of the Financial Statements

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
 STATEMENTS OF OPERATIONS

			Cumulative from
			January 14, 2000
	Years Ended December 31,		(Inception) to December 31,
	2011	2010	2011

Operating expenses
General and administrative	$24,195	$15,465	$90,267
Consulting fees	36,666	-	36,666
Loss from operations	(60,861)	(15,465)	(126,933)

Interest expense	(2,570)	-	(2,570)

Net Loss	$(63,431)	$(15,465)	$(129,503)

Net loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares of
common stock outstanding	3,414,416	3,400,000

The accompanying notes are an integral part of the Financial Statements

PALMDALE EXECUTIVE HOMES, CORP.
(A Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
				Additional	Deficit during
	Common Stock			Paid-in	Exploration
	Shares	Amount		Capital	Stage	Total
		$		$	$	$
Issuance of common shares for cash	3,400,000		3,400	30,600	-		34,000
Net loss	-		-	-	(35,200)		(35,200)
Balance, December 31, 2000	3,400,000		3,400	30,600	(35,200)		(1,200)
Net loss	-			-	(200)		(200)
Balance, December 31, 2001	3,400,000		3,400	30,600	(35,400)		(1,400)
Net loss	-		-	-	(200)		(200)
Balance, December 31, 2002	3,400,000		3,400	30,600	(35,600)		(1,600)
Net loss	-		-	-	(710)		(710)
Balance, December 31, 2003	3,400,000		3,400	30,600	(36,310)		(2,310)
Net loss	-		-	-	(200)		(200)
Balance, December 31, 2004	3,400,000		3,400	30,600	(36,510)		(2,510)
Net loss	-		-	-	(200)		(200)
Balance, December 31, 2005	3,400,000		3,400	30,600	(36,710)		(2,710)
Net loss	-		-	-	(200)		(200)
Balance, December 31, 2006	3,400,000		3,400	30,600	(36,910)		(2,910)
Net loss	-		-	-	(4,703)		(4,703)
Balance, December 31, 2007	3,400,000		3,400	30,600	(41,613)		(7,613)
Net loss	-		-	-	(4,572)		(4,572)
Balance, December 31, 2008	3,400,000		3,400	30,600	(46,185)		(12,185)
Net loss	-		-	-	(4,422)		(4,422)
Balance, December 31, 2009	3,400,000		3,400	30,600	(50,607)		(16,607)
Net loss	-		-	-	(15,465)		(15,465)
Balance, December 31, 2010	3,400,000		3,400	30,600	(66,072)		(32,072)
Common shares issued for cash	100,000		100	49,900	-		50,000
Common shares issued for services	11,000		11	1,859	-		1,870
Net loss	-		-	-	(63,431)		(63,431)
Balance, December 31, 2011	3,511,000		3,511	82,359	(129,503)		(43,633)

The accompanying notes are an integral part of the Financial Statements

PALMDALE EXECUTIVE HOMES, CORP.
(A Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			January 14, 2000
	Years Ended		(Inception) to
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,431)	$(15,465)	$(129,503)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for services	1,870	-	1,870
Changes in assets and liabilities
Accounts payable	2,260	461	2,721
Accounts payable and accrued interest - related party	15,236	-	15,236
Net cash used in operating activities	(44,065)	(15,004)	(109,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(50,000)	-	(50,000)
Net cash used in investing activites	(50,000)	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	50,000	-	84,000
Proceeds from advances - related party	1,860	15,004	33,471
Proceeds from promissory note - related party	50,958	-	50,958
Net cash provided by financing activities	102,818	15,004	168,429

NET CHANGE IN CASH	8,753	-	8,753

CASH - BEGINNING OF PERIOD	-	-	-

CASH - END OF PERIOD	$8,753	$-	$8,753

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$31,611	$-	$31,611

The accompanying notes are an integral part of the Financial Statements

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Nature of Business and Significant Accounting Policies

Palmdale Executive Homes, Corp. (“Company”) was organized January 14, 2000 under the laws of the State of Nevada. The Company is a gold and mineral exploration company which engages in acquiring, exploring and evaluating mineral properties and is currently focused on its mineral property interests located in the state of California.  The company is in the exploration stage and has not earned revenues from its mining properties or claims.

Exploration Stage Company

The Company complies with Accounting Standard Codification (“ASC”) 915 for its characterization of the Company as an Exploration Stage Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, accounts payable and officer advances. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2011 and at December 31, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2011 and December 31, 2010.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fair value of financial instruments

Under the Financial Accounting Standards Board (FASB”) issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

-	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
-
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

The Company’s Level 1 assets primarily include cash and cash equivalents. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts payable, amounts due to related parties, and shareholder loans, approximate their fair values due to the immediate or short-term maturities of these financial instruments. We have no level 2 or 3 assets or liabilities.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have sufficient cash to meet its current commitments nor does it have assets or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern.

Newly Adopted Accounting Pronouncements

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

Note 2 – Mining Lease and Option to Purchase Agreement

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

In accordance with the Agreement the Company is obligated to expend $150,000 per year of the lease developing the property, and pay annual advance royalty amounts of $50,000 for the first year (paid by an officer of the Company on behalf of the Company as of December 31, 2011), $50,000 in the second year and $60,000 in the final year.

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

Note 3 – Related Party Advance and Promissory Note

On April 22, 2011, Tricia A. Nickson, our former Chief Financial officer, sold 2,360,000 shares of the Company’s common stock to Santiago Medina, our current President and Chief Executive Officer. As part of the transaction, Ms. Nickson assigned her total balance of $32,569 owed by the Company at April 22, 2011 to Mr. Medina.

During the year ended December 31, 2011, Mr. Santiago Medina paid $50,000 on behalf of the Company in accordance with the Property Agreement executed on August 11, 2011.

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 (this includes the $50,000 paid for the property) owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. As at December 31, 2011, interest of $2,570 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party.

From August 11, 2011 to December 31, 2011, Mr. Medina advanced an additional $1,860 to the Company, which was outstanding on December 31, 2011. The advance is non-interest bearing, unsecured and due on demand.

Note 4 – Related Party Transactions

On September 7, 2011 the Company entered into a month to month consulting agreement with the Chief Operating Officer (“COO”) of the Company at consulting fee of $5,000 per month. During the year ended December 31, 2011, consulting fees of $18,333 were recorded and $6,333 was owed to the COO at December 31, 2011.

On September 7, 2011 the Company entered into a month to month consulting agreement with the Vice President of Geology (the “VP”) of the Company at consulting fee of $5,000 per month. During the year ended December 31, 2011, consulting fees of $18,333 were recorded and $6,333 was owed to the VP at December 31, 2011.

Note 5 – Stockholders’ Equity

Common Stock

The authorized stock of the Company consists of 25,000,000 common shares with par value of $0.001.

On February 20, 2000, the Company issued 3,400,000 shares of its common stock for gross cash proceeds of $34,000.

On August 11, 2011, the Company issued 11,000 shares of its common stock for services valued at $1,870.

On November 24, 2011, the Company issued 100,000 shares of its common stock for cash proceeds of $50,000 at $0.50 per share.

Note 6 – Income Taxes

Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31, 2011	December 31, 2010
Refundable Federal income tax attributable to:
Current Operations	$21,500	$5,300
Less, Change in valuation allowance	(21,500)	(5,300)
Net refundable amount	$–	$–

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$44,000	$22,500
Less, Change in valuation allowance	(44,000)	(22,500)
Net deferred tax asset	$–	$–

At December 31, 2011, the Company had an unused net operating loss carryover approximating $129,500 that is available to offset future taxable income, expiring beginning in 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of December 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2011. As a result of this assessment, our President/Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

As at April 16, 2012, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Santiago Medina	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Director	37	May 18, 2011
Matias Defensor	Chief Operating Officer and Director	43	September 7, 2011
Joseph Calpito	Vice President Geology	63	September 7, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Santiago Medina

Mr. Medina became our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director on May 18, 2011.

From 2002 to 2003, Mr. Medina was an assistant geologist at Comisión de Fomento Minero (COFOMI) in Mexico. Since 2003 Mr. Medina has worked as a mining consultant and exploration manager for numerous mining companies on advanced exploration projects. Mr. Medina received his Master in Science, Geology from the Instituto Tecnológico y de Estudios Superiores de Monterrey in Monterrey, Mexico in 2002.

Matias Jon Tan Defensor

Effective September 7, 2011, Matias Defensor was elected as a director and was appointed Chief Operating Officer of the Company. Mr. Defensor, aged 43, has been the CEO/President for AMD Starlight Mining Corp from 2009 to the present and Director for Pecanto Mining Corp. from 2008 until the present. His responsibilities include overall management and the oversight of various projects in both roles.  From 2004 to 2010, Mr. Defensor served as a consultant for the House of Representatives in Bastion Hills, Philippines. From 2001 to 2004, Mr. Defensor served as Vice-President for Marketing at Asia Concept Development Corp. Mr. Defensor brings extensive experience in a variety of areas, including coordinating and implementing various projects throughout the world.  Mr. Defensor also serves as President of the Rotary Club of Sta. Mesa and Director for the Capital Hills Club in the Philippines. Mr. Defensor graduated with a Bachelor of Science in Business Administration from the National College of Business and Arts, Quezon City, Philippines in 1990.

Joseph Calpito

On September 7, 2011, Joseph Calpito was appointed Vice President-Geology of the Company. Mr. Calpito, aged 64, is qualified as a Senior Geologist. From 2009 to the present, he has been serving as an Exploration Manager for a Papua New Guinea Gold Project on behalf of Mining Asia, Ltd. His responsibilities include strategic and overall systematic planning for this project. From 2006 to 2008 Mr. Caplito served as Senior Exploration Geologist for Sacre-Coeur Minerals, Ltd. Mr. Calpito has also served as Chief Mine Geologist / Executive Assistant to the President & CEO, Quarry Superintendent and several other leading roles within the discipline of Geology. Mr. Calpito has accumulated extensive experience in the area of Geology, including coordinating and implementing various projects throughout the world.  Mr. Calpito has over 30 years of field experience and Bachelor of Science degree in Mining Engineering.

Family Relationships

There are no family relationships between any of our directors or executive officer.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officer, promoters or control persons have been involved in any of the following events during the past five years:

1.  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.  being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

None of the current directors or officer of our company are related by blood or marriage.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Item 11.  Executive Compensation.

Employment/Consulting Agreements

On September 7, 2011 the Company entered into a month-to-month consulting agreement with Matias Defensor. Under the terms of the agreement, Mr. Defensor is providing management services to the Company and acting as the Company’s Chief Operating Officer. Mr. Defensor receives a consulting fee of $5,000 per month plus approved expenses.

On September 7, 2011 the Company entered into a month-to-month consulting agreement with Joseph Calpito. Under the terms of the agreement, Mr. Calpito is providing geological oversight services to the Company and acting as the Company’s Vice President-Geology. Mr. Calpito is entitled to a consulting fee of $5,000 per month plus approved expenses.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officer, except that our directors and executive officer may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officer, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officer to compensate such officer in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officer, directors, consultants or employees of ours.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2011.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2011.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2011.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officer is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses.  Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at April 16, 2012, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Santiago Medina Calle 16 No.28-40 Variente, Las Palmas Medellin, Columbia C007-06	2,360,000 common shares	67.22%
Matias Defensor	0	0%
Joseph Calpito	0	0%
Directors and Executive Officer as a Group	2,360,000	67.22%

(1)
Based on 3,511,000 shares of common stock issued and outstanding as April 11, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officer or control person that have occurred during the last fiscal year.

On April 22, 2011, Tricia A. Nickson sold 2,360,000 shares of the Company’s common stock to Santiago Medina. As part of the transaction, Ms. Nickson assigned her total balance of $32,569 owed by the Company at April 22, 2011 to Mr. Medina. In addition, Mr. Santiago Medina paid $50,000 on behalf of the Company in accordance with the Property Agreement executed on August 11, 2011. On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%.

Item 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 were estimated to be $6,500.

Audit Related Fees

For the fiscal year ended December 31, 2011, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended December 31, 2011, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before LBB & Associates Ltd., LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee (which consists of entire Board of Directors); or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP's independence.

Item 15.   Exhibits.

Exhibit Number and Exhibit Title

(3)           Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference from our 10SB Registration Statement filed October 5, 2007).

3.2	Bylaws (incorporated by reference from our 10SB Registration Statement filed October 5, 2007).

(10)         Material Contracts

10.1	Mining Lease and Option to Purchase Agreement dated August 11, 2011 between Ellers Family Revocable Trust of March 24, 2000 and Palmdale Executive Homes, Corp.*

10.2	Finder’s Fee Agreement between Palmdale Executive Homes Corp. and Tosca Capital Corp. dated August 11, 2011.*

10.3	Promissory Note issued to Santiago Medina dated August 11, 2011.*

10.4	Consulting Agreement between Joseph Calpito and Palmdale Executive Homes Corp. dated September 7, 2011.*

10.5	Consulting Agreement between Matias Defensor and Palmdale Executive Homes Corp. dated September 7, 2011.*

(31)         Section 302 Certification

31.1	Certification of Santiago Medina

(32)         Section 906 Certification

32.1	Certification of Santiago Medina

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALMDALE EXECUTIVE HOMES, CORP.

Date: April 16, 2012	By:	/s/ Santiago Medina
Santiago Medina, President and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Santiago Medina
Santiago Medina	President and Treasurer	April 16, 2012