Form 10-Q
period 2012-03-31
PALMDALE EXECUTIVE HOMES, CORP.
filed 2012-05-08
CIK 1414030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _____

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date  3,511,000 common shares issued and outstanding as of May 8, 2012

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$6,389	$8,753
Total Current Assets	6,389	8,753

Mineral property	50,000	50,000

TOTAL ASSETS	$56,389	$58,753

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$8,764	$2,721
Accounts payable and accrued expenses - related party	46,883	15,236
Advances - related party	1,860	1,860
Promissory note - related party	82,569	82,569
Total Current Liabilities	140,076	102,386

Total Liabilities	140,076	102,386

Commitments

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 25,000,000 shares authorized and
3,511,000 shares issued and outstanding	3,511	3,511
Additional paid-in capital	82,359	82,359
Deficit accumulated during the exploration stage	(169,557)	(129,503)
Total Stockholders' Deficit	(83,687)	(43,633)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$56,389	$58,753

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			January 14, 2000
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Operating expenses
General and administrative	$8,407	$2,487	$98,674
Consulting fees	30,000	-	66,666
Loss from operations	(38,407)	(2,487)	(165,340)

Interest expense	(1,647)	-	(4,217)

Net Loss	$(40,054)	$(2,487)	$(169,557)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares of
common stock outstanding	3,511,000	3,400,000

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			January 14, 2000
	Three Months Ended		(Inception) to
	March 31		March 31
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,054)	$(2,487)	$(169,557)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for services	-	-	1,870
Changes in assets and liabilities
Accounts payable	6,043	1,529	8,764
Accounts payable and accrued interest - related party	31,647	-	46,883
Net cash used in operating activities	(2,364)	(958)	(112,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	-	-	(50,000)
Net cash used in investing activites	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	84,000
Proceeds from advances - related party	-	958	33,471
Proceeds from promissory note - related party	-	-	50,958
Net cash provided by financing activities	-	958	168,429

NET CHANGE IN CASH	(2,364)	-	6,389

CASH - BEGINNING OF PERIOD	8,753	-	-

CASH - END OF PERIOD	$6,389	$-	$6,389

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$-	$-	$31,611

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
 (AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Palmdale Executive Homes, Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2011 as reported in Form 10-K, have been omitted.

Note 2 – Related Party Advance and Promissory Note

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. As at March 31, 2012, interest of $4,217 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party.

Note 3 – Related Party Transactions

On September 7, 2011 the Company entered into a month to month consulting agreement with the Chief Operating Officer (“COO”) of the Company at consulting fee of $5,000 per month. During the three months ended March 31, 2012, consulting fees of $15,000 were recorded and $21,333 was owed to the COO at March 31, 2012.

On September 7, 2011 the Company entered into a month to month consulting agreement with the Vice President of Geology (the “VP”) of the Company at consulting fee of $5,000 per month. During the three months ended March 31, 2012, consulting fees of $15,000 were recorded and $21,333 was owed to the VP at March 31, 2012.

Note 4 – Mining Lease and Option to Purchase Agreement

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

Operations

We  anticipate that we will expend approximately $240,000 on operations over the twelve months ending March 31, 2013.

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

Financial Condition, Liquidity and Capital Resources

At March 31, 2012, there was a working capital deficit of $133,687.

At March 31, 2012, our total current assets were $6,389.

At March 31, 2012, our total current liabilities were $140,076.

We had advances from a related party of $1,860 and promissory note payable to our President, Santiago Medina, in the amount of $82,569 at March 31, 2012. Mr. Medina has loaned us a total of $84,429 for the payment of $50,000 on our property and partial payment of costs associated with general and administrative expenses.

Three months ended March 31, 2012 and March 31, 2011

For the three months ended March 31, 2012, we incurred expenditures of $40,054 and posted losses of $40,054. For the three months ended March 31, 2011, we incurred expenditures of $2,487 and posted losses of $2,487.  The principal components of the losses for the three months ended March 31, 2012, were administrative expenses, accounting and auditor’s review fees, consulting fees and interest expense incurred on the promissory note.

Operating expenses for the three months ending March 31, 2012, were $38,407 compared to operating expenses for the three months ended March 31, 2011 of $2,487. Of the operating expenses, general and administrative expense increased from $2,487 in 2011 to $8,407 in the same three month period in 2012 due to our increased accounting and audit fees and our office administrative cost. We incurred total consulting fees of $30,000 payable to our Chief Operating Officer and Vice President of Geology for the three months ended March 31, 2012, which was absent in 2011. For the three months ended March 31, 2012, we accrued interest expenses of $1,647 on a promissory note issued in August 2011, which was absent for the three months ended March 31, 2011.

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

Management has concluded that our internal control over financial  reporting was effective as of the quarter ended March 31, 2012.

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

Our net loss since inception is $169,557.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number and Exhibit Title

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference from our 10SB Registration Statement filed October 5, 2007).
3.2	Bylaws (incorporated by reference from our 10SB Registration Statement filed October 5, 207).
(10)	Material Contracts
10.1	Mining Lease and Option to Purchase Agreement dated August 11, 2011 between Ellers Family Revocable Trust of March 24, 2000 and Palmdale Executive Homes, Corp.*
10.2	Finder’s Fee Agreement between Palmdale Executive Homes Corp. and Tosca Capital Corp. dated August 11, 2011.*
10.3	Promissory Note issued to Santiago Medina dated August 11, 2011.*
10.4	Consulting Agreement between Joseph Calpito and Palmdale Executive Homes Corp. dated September 7, 2011.*
10.5	Consulting Agreement between Matias Defensor and Palmdale Executive Homes Corp. dated September 7, 2011. *
(31)	Section 302 Certification
31.1	Certification of Santiago Medina
(32)	Section 906 Certification
32.1	Certification of Santiago Medina

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

PALMDALE EXECUTIVE HOMES, CORP.

Date: May 8, 2012	By:	/s/ Santiago Medina
Santiago Medina, President and CEO (Principal Executive Officer) and Principal Financial Officer