Form 10-Q
period 2012-06-30
PALMDALE EXECUTIVE HOMES, CORP.
filed 2012-08-20
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date  3,561,000 common shares issued and outstanding as of August 20, 2012

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	JUNE 30	DECEMBER 31
	2012	2011
	(Unaudited)
Current Assets
Cash	$26,624	$8,753
Total Current Assets	26,624	8,753

Mineral property	50,000	50,000

TOTAL ASSETS	$76,624	$58,753

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$13,844	$2,721
Accounts payable and accrued expenses - related party	78,529	15,236
Advances - related party	1,860	1,860
Promissory note - related party	82,569	82,569
Total Current Liabilities	176,802	102,386

Total Liabilities	176,802	102,386

Commitments

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 25,000,000 shares authorized and
3,561,000 and 3,511,000 shares issued and outstanding, respectively	3,561	3,511
Additional paid-in capital	107,309	82,359
Deficit accumulated during the exploration stage	(211,048)	(129,503)
Total Stockholders' Deficit	(100,178)	(43,633)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76,624	$58,753

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from January 14, 2000 (Inception)
	2012	2011	2012	2011	to June 30, 2012
Operating expenses
General and administrative	$9,844	$5,050	$18,251	$7,537	$108,518
Consulting fees	30,000	-	60,000	-	96,666
Loss from operations	(39,844)	(5,050)	(78,251)	(7,537)	(205,184)

Interest expense	(1,647)	-	(3,294)	-	(5,864)

Net Loss	$(41,491)	$(5,050)	$(81,545)	$(7,537)	$(211,048)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares of
common stock outstanding	3,535,725	3,400,000	3,523,363	3,400,000

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			January 14, 2000
	Six Months Ended		(Inception) to
	June 30		June 30
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,545)	$(7,537)	$(211,048)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for services	-	-	1,870
Changes in assets and liabilities
Prepaid expenses	-	(10,000)	-
Accounts payable	11,123	6,579	13,844
Accounts payable and accrued interest - related party	63,293	-	78,529
Net cash used in operating activities	(7,129)	(10,958)	(116,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	-	-	(50,000)
Net cash used in investing activites	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	25,000	-	109,000
Proceeds from advances - related party	-	10,958	33,471
Proceeds from promissory note - related party	-	-	50,958
Net cash provided by financing activities	25,000	10,958	193,429

NET CHANGE IN CASH	17,871	-	26,624

CASH - BEGINNING OF PERIOD	8,753	-	-

CASH - END OF PERIOD	$26,624	$-	$26,624

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$-	$-	$31,611

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

Note 2 – Related Party Promissory Note

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. As at June 30, 2012, interest of $5,864 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party. On August 11, 2012, the Company defaulted on the promissory note with the interest rate increased to 13% under the term of the promissory note.

Note 3 – Related Party Transactions

On September 7, 2011 the Company entered into a month to month consulting agreement with the Chief Operating Officer (“COO”) of the Company at a consulting fee of $5,000 per month. During the six months ended June 30, 2012, consulting fees of $30,000 were recorded and $36,333 was owed to the COO at June 30, 2012.

On September 7, 2011 the Company entered into a month to month consulting agreement with the Vice President of Geology (the “VP”) of the Company at a consulting fee of $5,000 per month. During the six months ended June 30, 2012, consulting fees of $30,000 were recorded and $36,333 was owed to the VP at June 30, 2012.

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

As of the date of this report, the annual advance royalty of $50,000 was not paid and the property development of $150,000 has not incurred. Both obligations were due on August 11, 2012. The management is in negotiation with the Ellers Family Revocable Trust to maintain the good standing of the agreement, therefore has not impaired the property.

Note 5 – Stockholders’ Equity

On May 16, 2012 the Company issued 50,000 shares of its common stock for gross cash proceeds of $25,000.

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

Current Business

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

At this point we do not have adequate cash or working capital. Our operations rely on our officers’ advances and sale of our equity to cover our expenses. The property has not been developed and no work has commenced, nor will commence until we receive adequate funding. As of August 11, 2012 we are in default on the annual royalty payment of $50,000 and exploration expenditure of $150,000. We are negotiating with the Ellers Family Revocable Trust for revised payment terms to maintain the good standing of the agreement.

We are an exploration stage company.

Operations

We  anticipate that we will expend approximately $240,000 on operations over the twelve months ending June 30, 2013.

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

Financial Condition, Liquidity and Capital Resources

At June 30, 2012, there was a working capital deficit of $150,178.

At June 30, 2012, our total current assets were $26,624.

At June 30, 2012, our total current liabilities were $176,802.

We had advances from a related party of $1,860 and promissory note payable to our President, Santiago Medina, in the amount of $82,569 at June 30, 2012. Mr. Medina has loaned us a total of $84,429 for the payment of $50,000 on our property and partial payment of costs associated with general and administrative expenses.

Six months ended June 30, 2012 and 2011

For the six months ended June 30, 2012, we incurred expenditures of $81,545 and posted losses of $81,545. For the six months ended June 30, 2011, we incurred expenditures of $7,537 and posted losses of $7,537.  The principal components of the losses for the six months ended June 30, 2012 were administrative expenses, accounting and auditor’s review fees, consulting fees and interest expense incurred on the promissory note.

Operating expenses for the six months ending June 30, 2012, were $78,251 compared to operating expenses for the six months ended June 30, 2012 of $7,537. Of the operating expenses, general and administrative expense increased from $7,537 in 2011 to $18,251 in the same six month period in 2012 due to our increased accounting and audit fees and our office administrative cost. We incurred total consulting fees of $60,000 payable to our Chief Operating Officer and Vice President of Geology for the six months ended June 30, 2012, which was absent in 2011. For the six months ended June 30, 2012, we accrued interest expenses of $3,294 on a promissory note issued in August 2011, which was absent for the six months ended June 30, 2011.

Three months ended June 30, 2012 and 2011

For the three months ended June 30, 2012, we incurred expenditures of $41,491 and posted losses of $41,491. For the three months ended June 30, 2011, we incurred expenditures of $5,050 and posted losses of $5,050.  The principal components of the losses for the three months ended June 30, 2012, were administrative expenses, accounting and auditor’s review fees, consulting fees and interest expense incurred on the promissory note.

Operating expenses for the three months ending June 30, 2012, were $39,844 compared to operating expenses for the three months ended June 30, 2011 of $5,050. Of the operating expenses, general and administrative expense increased from $5,050 in 2011 to $39,844 in the same three month period in 2012 due to our increased accounting and audit fees and our office administrative cost. We incurred total consulting fees of $30,000 payable to our Chief Operating Officer and Vice President of Geology for the three months ended June 30, 2012, which was absent in 2011. For the three months ended June 30, 2012, we accrued interest expenses of $1,647 on a promissory note issued in August 2011, which was absent for the three months ended June 30, 2011.

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

Management has concluded that our internal control over financial  reporting was effective as of the quarter ended June 30, 2012.

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

Our net loss since inception is $211,048.  There can be no assurance that will generate significant revenues or achieve profitable operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2012 the Company received $25,000 from subscriptions for 50,000 common shares at $0.50 per share. The shares were sold to non-U.S. persons pursuant to the provisions of Regulation S of the Securities Act of 1933.

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

Item 4.  Mine Safty Disclosures

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

PALMDALE EXECUTIVE HOMES, CORP.

/s/ Santiago Medina
Date: August 20, 2012	Santiago Medina, President and CEO (Principal Executive Officer) and Principal Financial Officer