Form 10-Q
period 2012-09-30
PALMDALE EXECUTIVE HOMES, CORP.
filed 2012-11-15
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 3,561,000 common shares issued and outstanding as of November 14, 2012

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒  No ☐

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$19,728	$8,753
Total Current Assets	19,728	8,753

Mineral property	100,000	50,000

TOTAL ASSETS	$119,728	$58,753

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$1,382	$2,721
Accounts payable and accrued expenses - related party	102,759	15,236
Advances - related party	1,860	1,860
Promissory note	75,000	-
Promissory note - related party	82,569	82,569
Total Current Liabilities	263,570	102,386

Total Liabilities	263,570	102,386

Commitments

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 25,000,000 shares authorized and
3,561,000 and 3,511,000 shares issued and outstanding, respectively	3,561	3,511
Additional paid-in capital	107,309	82,359
Deficit accumulated during the exploration stage	(254,712)	(129,503)
Total Stockholders' Deficit	(143,842)	(43,633)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$119,728	$58,753

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative fromJanuary 14, 2000 (Inception)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012
Operating expenses
General and administrative	$10,843	$7,944	$29,094	$15,481	$119,361
Consulting fees	30,000	6,666	90,000	6,666	126,666
Loss from operations	(40,843)	(14,610)	(119,094)	(22,147)	(246,027)

Interest expense	(2,821)	(905)	(6,115)	(905)	(8,685)

Net Loss	$(43,664)	$(15,515)	$(125,209)	$(23,052)	$(254,712)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average number of shares of common stock outstanding	3,561,000	3,405,978	3,536,000	3,402,015

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			January 14, 2000
	Nine Months Ended		(Inception) to
	September 30		September 30
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(125,209)	$(23,052)	$(254,712)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock for services	-	1,870	1,870
Changes in assets and liabilities
Prepaid expenses	-	-	-
Accounts payable	(1,339)	10,793	1,382
Accounts payable and accrued interest - related party	87,523	7,571	102,759
Net cash used in operating activities	(39,025)	(2,818)	(148,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(50,000)	(50,000)	(100,000)
Net cash used in investing activites	(50,000)	(50,000)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	25,000	-	109,000
Proceeds from advances - related party	-	1,860	33,471
Proceeds from promissory note	75,000	-	75,000
Proceeds from promissory note - related party	-	50,958	50,958
Net cash provided by financing activities	100,000	52,818	268,429

NET CHANGE IN CASH	10,975	-	19,728

CASH - BEGINNING OF PERIOD	8,753	-	-

CASH - END OF PERIOD	$19,728	$-	$19,728

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$-	$31,611	$31,611

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

Note 2 – Promissory Note

On August 25, 2012, the Company issued an unsecured promissory note for cash proceeds of $75,000 with a term of one year and simple annual interest rate of 8% repayable on August 25, 2013. As at September 30, 2012, interest of $592 was accrued on the promissory note.

Note 3 – Related Party Promissory Note

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. On August 11, 2012, the Company defaulted on the promissory note with the interest rate increased to 13% under the term of the promissory note. As at September 30, 2012, interest of $8,094 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party.

Note 4 – Related Party Transactions

On September 7, 2011 the Company entered into a month to month consulting agreement with the Chief Operating Officer (“COO”) of the Company at a consulting fee of $5,000 per month. During the nine months ended September 30, 2012, consulting fees of $45,000 were recorded and $47,333 was owed to the COO at September 30, 2012.

On September 7, 2011 the Company entered into a month to month consulting agreement with the Vice President of Geology (the “VP”) of the Company at a consulting fee of $5,000 per month. During the nine months ended September 30, 2012, consulting fees of $45,000 were recorded and $47,333 was owed to the VP at September 30, 2012.

PALMDALE EXECUTIVE HOMES, CORP.
(AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

Note 5 – Mining Lease and Option to Purchase Agreement

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

In accordance with the Agreement the Company is obligated to expend $150,000 per year of the lease developing the property, and pay annual advance royalty amounts of $50,000 for the first year (paid by an officer of the Company on behalf of the Company as of December 31, 2011), $50,000 in the second year (paid in September, 2012) and $60,000 in the final year.

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

Effective August 9, 2012 the Company and the Owner amended the Property Agreement whereby the Company’s obligation for the annual exploration expenditures of $150,000 are to be met by December 31, 2012, December 31, 2013 and August 11, 2014.

Note 6 – Stockholders’ Equity

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

Current Business

In the wake of record high gold prices, management decided to lease a gold mining property located in Tuolumne County, California. On August 11, 2011, we entered into a Mining Lease and Option to Purchase Agreement with the Ellers Family Revocable Trust of March 24, 2000 (“Agreement”). The property consists of 65 acres of real property interests and 13 unpatented mining claims. The lease has a term of three years. Pursuant to the Agreement and Amended Agreement signed on August 9, 2012, we are obligated to expend $150,000 per year of the lease developing the property by December 31, 2012, December 31, 2013 and August 11, 2014 respectively. In addition, we must pay annual advance royalty amounts of $50,000 for the first year (paid by an officer of the Company in September, 2011), $50,000 in the second year (paid in September, 2012) and $60,000 in the final year. We must also pay a net smelter return royalty of 10% during the term of the lease until expiry of the Agreement or the exercise of the option to purchase. The advance royalty payments are credited against any net smelter returns royalties payable during the term year in question. The option to purchase is exercisable for a 75% interest in the property with the Ellers Family Revocable Trust of March 24, 2000 retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2,000,000 in cash plus the ongoing payment of a net smelter return royalty of 2.5% to the Ellers Family Revocable Trust of March 24, 2000. If the property option is exercised all lease terms and related obligations expire upon the closing of such sale.

At this point we do not have adequate cash or working capital. Our operations rely on our officers’ advances and sale of our equity to cover our expenses. The property has not been developed and no work has commenced, nor will commence until we receive adequate funding. As of the date of report, the agreement is in good standing.

We are an exploration stage company.

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

Results of Operations

Nine months ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, we incurred expenditures of $125,209 and posted losses of $125,209. For the nine months ended September 30, 2011, we incurred expenditures of $23,052 and posted losses of $23,052.

Operating expenses for the nine months ending September 30, 2012, were $119,094 compared to operating expenses for the nine months ended September 30, 2011 of $22,147. Of the operating expenses, general and administrative expense increased from $15,481 in 2011 to $29,094 in the same nine month period in 2012 due to our increased accounting and audit fees and our office administrative cost. We incurred total consulting fees of $90,000 payable to our Chief Operating Officer and Vice President of Geology for the nine months ended September 30, 2012, compared to $6,666 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we accrued interest expenses of $6,115 on two promissory notes, compared to $905 for the nine months ended September 30, 2011 on one promissory note.

Three months ended September 30, 2012 and 2011

For the three months ended September 30, 2012, we incurred expenditures of $43,664 and posted losses of $43,664. For the three months ended September 30, 2011, we incurred expenditures of $15,515 and posted losses of $15,515.

Operating expenses for the three months ending September 30, 2012 were $40,843 compared to operating expenses for the three months ended September 30, 2011 of $14,610. Of the operating expenses, general and administrative expense increased from $7,944 in 2011 to $10,843 in the same three month period in 2012 due to our increased accounting and audit fees and our office administrative cost. We incurred total consulting fees of $30,000 payable to our Chief Operating Officer and Vice President of Geology for the three months ended September 30, 2012, compared to $6,666 for the three months ended in September 30, 2011. For the three months ended September 30, 2012, we accrued interest expenses of $2,821 on two promissory notes, compared to interest expense of $905 on on promissory note for the three months ended September 30, 2011.

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

Liquidity and Capital Resources

At September 30, 2012, there was a working capital deficit of $243,842 compared to working capital deficit of $93,633 on December 31, 2011.

At September 30, 2012, our total current assets were $19,728 compared to $8,753 on December 31, 2011.

At September 30, 2012, our total current liabilities were $263,570 compared to $102,386 on December 31, 2011.

At September 30, 2012, we had advances from a related party of $1,860, promissory note payable of $75,000 and promissory note payable to our President, Santiago Medina of $82,569. Mr. Medina has loaned us a total of $84,429 for payment on our property and partial payment of costs associated with general and administrative expenses.

Plan of Operations

We intend to develop the mining property we have leased in Tuolumne County, California known as the Providence Mines property. We  anticipate that we will expend approximately $240,000 on operations over the next twelve months.

Over the next twelve months we intend to raise funds through sales of our common stock in private placements to qualified investors or we may consider alternative methods of funding. These funds will be used to develop our leased mining property.

Recently Issued Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2012 and the date of this report, we did not have any off balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information under this Item.

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our director and officer, the impact of the limitations are not material.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Mine Safty Disclosures

None

Item 5.      Other Information

None

Item 6.      Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number and Exhibit Title

Exhibit No.	Document Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

PALMDALE EXECUTIVE HOMES, CORP.

Date: November 14, 2012	By:	/s/ Santiago Medina
Santiago Medina
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive and Principal Financial and Accounting Officer)