Form 10-K
period 2012-12-31
PALMDALE EXECUTIVE HOMES, CORP.
filed 2013-04-16
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52848

PALMDALE EXECUTIVE HOMES, CORP.
(Name of registrant in its charter)

Nevada	26-1125521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Ave., Suite 207, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 09 574 2687327

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.001	Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

The Registrant’s shares are quoted on the Over-the-Counter Bulletin Board under the symbol “PMDX”.

As of the date of this Annual Report, the Registrant had minimum trading in its common stocks, therefore no market value can be determined based on the trading prices of the Registrant’s common stock for its most recently completed second quarter.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

3,561,000 common shares issued and outstanding as of April 16, 2013.

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

Current Business

In the wake of record high gold prices, management decided to lease a gold mining property located in Tuolumne County, California. On August 11, 2011, we entered into a Mining Lease and Option to Purchase Agreement (the “Providence Agreement”) with the Ellers Family Revocable Trust of March 24, 2000 (“Ellers”). The property consists of 65 acres of real property interests with 13 unpatented mining claims and 260 acres of Bureau of Land Management (“BLM”) mining claims situated on a hillside in Tuolumne County, California (collectively the “Providence Mines”). The lease has a term of three years. We must pay annual advance royalty amounts of $50,000 for the first year which was paid in 2011, $50,000 in the second year which was paid in 2012 and $60,000 in the final year. We must also pay a net smelter return royalty of 10% during the term of the lease until expiry of the Providence Agreement or the exercise of the option to purchase. The advance royalty payments are credited against any net smelter returns royalties payable during the term year in question. The option to purchase is exercisable for a 75% interest in the property with the Ellers retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2,000,000 in cash plus the ongoing payment of a net smelter return royalty of 2.5% to Ellers. If the property option is exercised all lease terms and related obligations expire upon the closing of such sale. In addition, pursuant to the Providence Agreement, we are obligated to expend $150,000 per year of the lease developing the property. The Company and Ellers amended the agreement whereby the 2012 exploration obligation is considered met with the Company’s actual expenditures of $21,194 and the 2013 exploration obligation is increased to $200,000. As of the date of this report, the Providence Agreement is in good standing.

Presently we do not have adequate cash or working capital. Our operations have relied on proceeds from equity and debt issuances and advances from related parties. We have not developed the property and carried out limited exploration work. Sufficient exploration will be carried out after we receive adequate funding.

In December 2012, the Company conducted its initial on-site inspection of the Providence group of mines.

From December 4 to December 8, Mr. Joseph Calpito, the Company’s Vice President of Geology, the vendor of the property, a mining consultant with several years of exploration experiences with the Providence Mines and three workers conducted the Company’s initial exploration activities on site and discussed future plans.

The Providence Mines has the following four mines on site:

-	the Consuelo Quartz Mine and Mill Site;

-	the Bonita Quartz Mine and Mill Site;

-	the Fair Play Consolidated Quartz Mine; and

-	the Good Enough Quartz Mine.

The exploration included the inspections of the following:

(1)	closed mining shafts on all four mine sites;

(2)	the large tailings dump on the Fair Play Mine located approximately half way to the bottom of the property;

(3)	the cross-cut tunnel close to the bottom that connects all four mines; and

(4)	the Consuelo stamp mill site at the bottom of the property by the creek and the adjacent open area that was used for the mining camp.

Due to the narrow roads and the significant distance to be travelled, a mining consultant joined the team to provide additional guidance as well as a four wheel quad vehicle to transport people and equipment on the property. Based upon his previous exploration and surveying experiences on the property, he led Mr. Calpito to review several quartz outcrops, approximately 1/3 of the distance down the 1300 foot hillside, which had been documented as a “new discovery” approximately a year and half earlier when the property was staked for the thirteen surrounding BLM mining claims.

As part of the exploration, rock chip samples were taken at the new discovery outcrops and inside the cross-cut tunnel. Several grab/soil samples were taken from the top and the slopes of the Fair Play tailings dump, as historical reports indicate that the dump is heavily mineralized with as much as half an ounce of gold per ton but was previously considered not economically viable before modern technologies.

The samples were sent to ALS Minerals in Reno, Nevada. The results are currently being analyzed and interpreted by Mr. Calpito and will form our next course of actions.

Employees

Currently there are no full time or part-time employees of our company. However, our President, Santiago Medina, our Chief Operating Officer, Mr. Defensor and our Vice President-Geology, Mr. Calpito are consultants of our company. We may engage one or more consultants to assist with manegement of our company and to oversee operations at the Providence Mines site. If we are successful at obtaining funds required for exploration and administration and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2013.

Competition

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property.

We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials in the near future. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

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

Risks Relating to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2012, our net loss since inception is $322,142. There can be no assurance that we will generate significant revenues or achieve profitable operations. At December 31, 2012 we had working capital deficit of $311,272.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended December 31, 2012, which are included in this annual report on Form 10-K. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

We are in the early stages of our growth and we have not yet generated revenue, which makes it difficult to evaluate whether we will operate profitably.

We are in the early stages of the growth of our company. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record.

We require substantial funds to determine if mineral reserves exist on our mineral properties.

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

Risks Relating to our Common Stock

We are subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as a fully reporting company.

Until our common stock is registered under the Exchange Act, we will not be a fully reporting company, but only subject to the reporting obligations imposed by Section 15(d) of the Securities Exchange Act of 1934.

There is limited public (trading) market for our common stock; therefore, our investors may not be able to sell their shares.

Our common stock is quoted on the OTC Bulletin Board under the symbol “PMDX”. We can provide no assurance that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We expect the market price for our common shares will be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

We expect the market for our common shares will be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price will be attributable to a number of factors.

First, as noted above, our common shares will be sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behaviour of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

You could be diluted from our future issuance of capital stock and derivative securities.

As of December 31, 2012 and the date of this report, we had 3,561,000 shares of common stock outstanding. We are authorized to issue up to 25,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered a “Penny Stock”. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.  Description of Property.

We currently lease the Providence Mines located in Tuolumne County, California. The property consists of 65 acres of real property interests with 13 unpatented mining claims and 260 acres of Bureau of Land Management (“BLM”) mining claims situated on a hillside. As of the date of this report, the lease agreement is in good standing and we are required to expend $200,000 on exploration in the next 12 months.

Item 3.  Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

We have been assigned the trading symbol of “PMDX”. The shares of common stock currently have a quote published in the OTC Bulletin Board System.

As of April 16, 2013 there were 17 registered shareholders and 3,561,000 shares outstanding.

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

Recent Sales of Unregistered Securities

On May 16, 2012, we issued we issued 50,000 shares of our common stock for gross proceeds of $25,000 at $0.50 per share. The shares were sold to non-U.S. persons pursuant to the provisions of Regulation S of the Securities Act of 1933.

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

Results of Operations

We have not generated since inception.

We posted losses of $192,639 for the year ended December 31, 2012, losses of $63,431 for the year ended December 31, 2011, and losses of $322,142 since inception to December 31, 2012.

Operating expenses for the year ended December 31, 2012 were $181,929 compared to $60,861 in 2011.

Consulting fees for two officers increased by $83,334 from $36,666 in 2011 to $120,000 in 2012 because they started to provide services in September, 2011.

During 2012 we incurred mining exploration expenses of $21,194. During 2011 we did not carry out any exploration work or incur any such costs.

General and administrative expenses related to costs incurred to maintain our good standing as a public company increased from $24,195 to $40,735 due to our increased level of operations and the additional requirement for the filings in 2012.

In 2012 we recorded interest expense of $10,710 on total interest bearing loans of $207,569. In 2011 we recorded interest expense of $2,570 on total interest bearing loan of $82,569.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through notes payable, shareholder advances and the issuance of common stock.

At December 31, 2012, we had a working capital deficit of $311,272 compared to a working capital deficit of $93,633 at December 31, 2011.

At December 31, 2012, our total assets of $142,920 consist of cash balance of $42,920 and mineral property acquisition cost of $100,000; At December 31, 2011, our total assets of $58,753 consist of cash balance of $8,753 and mineral property acquisition cost of $50,000.

At December 31, 2012, our current and total liabilities were $354,192 compared to our current and liabilities of $102,386 as at December 31, 2011.

We have had no revenues from inception. We currently do not have sufficient funds to commence explorations and will have to raise additional capital to meet our obligations under the terms of our current mineral property lease.

During 2012 we used $65,833 in operations, invested $50,000 in acquisition of our mining property, and financed our operations by issuing 50,000 common shares for gross proceeds of $25,000 and two promissory notes for total proceeds of $125,000 at interest rate of 8%.

Cash Requirements

Over the twelve months ending December 31, 2013, we plan to expend a total of approximately $260,000 for lease payment and exploration of the leased mineral property. We estimate that we will also require working capital of approximately $40,000 over the twelve months ending December 31, 2013.

We do not expect to generate no revenue in the near future. We are an exploration stage company.

We intend to develop a mining property we have leased in Tuolumne County, California known as the Providence Mines property.

Over the next twelve months we intend to raise funds through sales of our common stock in private placements to qualified investors, sales of our debt instruments or we may consider alternative methods of funding. These funds will be used to develop our leased mining property. We have no agreements in place to do this at this time. If we fail to raise sufficient funds, we may modify our operations plan accordingly. Even if we do raise funds for operations, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2013.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on the audited financial statements for the year ended December 31, 2012, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards and Application of Critical Accounting Policies

Please see Note 1 to the audited financial statements.

Item 8.  Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as at December 31, 2012 and 2011	F-3

Statements of Operations for each of the years ended December 31, 2012 and 2011 and for the period from January 14, 2000 (inception) to December 31, 2012	F-4

Statements of Stockholders' Deficit for the period from January 14, 2000 (inception) to December 31, 2012	F-5

Statements of Cash Flows for each of the years ended December 31, 2012 and 2011 and for the period from January 14, 2000 (inception) to December 31, 2012	F-6

Notes to the Financial Statements	F-7

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Palmdale Executive Homes, Corp.
(An Exploration Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Palmdale Executive Homes, Corp. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended and for the period from January 14, 2000 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, stockholders’ deficit and cash flows for the period from January 14, 2000 (inception) to December 31, 2009, which totals reflected a deficit of $50,607 accumulated during the exploration stage. Those financial statements and cumulative totals were audited by other auditors whose report dated February 17, 2010, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palmdale Executive Homes, Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period from January 14, 2000 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 12, 2013

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

Kyle L. Tingle, CPA, LLC

February 17, 2010
Las Vegas, Nevada

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
	DECEMBER 31	DECEMBER 31,
	2012	2011

Current Assets
Cash	$42,920	$8,753
Total Current Assets	42,920	8,753

Mineral property	100,000	50,000

TOTAL ASSETS	$142,920	$58,753

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$17,300	$2,721
Accounts payable and accrued expenses - related parties	127,463	15,236
Advances - related party	1,860	1,860
Promissory notes	125,000	-
Promissory note - related parties	82,569	82,569
Total Current Liabilities	354,192	102,386

Total Liabilities	354,192	102,386

Commitments

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 25,000,000 shares authorized and
3,561,000 and 3,511,000 shares issued and outstanding at December 31, 2012 and 2011 respectively	3,561	3,511
Additional paid-in capital	107,309	82,359
Deficit accumulated during the exploration stage	(322,142)	(129,503)
Total Stockholders' Deficit	(211,272)	(43,633)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$142,920	$58,753

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATION

	Years Ended December 31,		Cumulative from January 14, 2000 (Inception) to December 31,
	2012	2011	2012

Operating expenses
General and administrative	$40,735	$24,195	$131,002
Consulting fees	120,000	36,666	156,666
Mining Exploration	21,194	-	21,194
Loss from operations	(181,929)	(60,861)	(308,862)

Interest expense	(10,710)	(2,570)	(13,280)

Net Loss	$(192,639)	$(63,431)	$(322,142)

Net loss per share, basic and diluted	$(0.05)	$(0.02)

Weighted average number of shares of common stock outstanding	3,542,370	3,414,416

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT

				Accumulated
			Additional	Deficit during
	Common Stock		Paid-in	Exploration
		Amount	Capital	Stage	Total
	Shares	$	$	$	$
Issuance of common shares for cash	3,400,000	3,400	30,600	-	34,000
Net loss	-	-	-	(35,200)	(35,200)
Balance, December 31, 2000	3,400,000	3,400	30,600	(35,200)	(1,200)
Net loss	-	-	-	(200)	(200)
Balance, December 31, 2001	3,400,000	3,400	30,600	(35,400)	(1,400)
Net loss	-	-	-	(200)	(200)
Balance, December 31, 2002	3,400,000	3,400	30,600	(35,600)	(1,600)
Net loss	-	-	-	(710)	(710)
Balance, December 31, 2003	3,400,000	3,400	30,600	(36,310)	(2,310)
Net loss	-	-	-	(200)	(200)
Balance, December 31, 2004	3,400,000	3,400	30,600	(36,510)	(2,510)
Net loss	-	-	-	(200)	(200)
Balance, December 31, 2005	3,400,000	3,400	30,600	(36,710)	(2,710)
Net loss	-	-	-	(200)	(200)
Balance, December 31, 2006	3,400,000	3,400	30,600	(36,910)	(2,910)
Net loss	-	-	-	(4,703)	(4,703)
Balance, December 31, 2007	3,400,000	3,400	30,600	(41,613)	(7,613)
Net loss	-	-	-	(4,572)	(4,572)
Balance, December 31, 2008	3,400,000	3,400	30,600	(46,185)	(12,185)
Net loss	-	-	-	(4,422)	(4,422)
Balance, December 31, 2009	3,400,000	3,400	30,600	(50,607)	(16,607)
Net loss	-	-	-	(15,465)	(15,465)
Balance, December 31, 2010	3,400,000	3,400	30,600	(66,072)	(32,072)
Common shares issued for cash	100,000	100	49,900	-	50,000
Common shares issued for services	11,000	11	1,859	-	1,870
Net loss	-	-	-	(63,431)	(63,431)
Balance, December 31, 2011	3,511,000	3,511	82,359	(129,503)	(43,633)
Common shares issued for cash	50,000	50	24,950	-	25,000
Net loss	-	-	-	(192,639)	(192,639)
Balance, December 31, 2012	3,561,000	3,561	107,309	(322,142)	(211,272)

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			January 14, 2000
	Years Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(192,639)	$(63,431)	$(322,142)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for services	-	1,870	1,870
Changes in assets and liabilities
Accounts payable	14,579	2,260	17,300
Accounts payable and accrued interest - related party	112,227	15,236	127,463
Net cash used in operating activities	(65,833)	(44,065)	(175,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(50,000)	(50,000)	(100,000)
Net cash used in investing activites	(50,000)	(50,000)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	25,000	50,000	109,000
Proceeds from advances - related party	-	1,860	33,471
Proceeds from promissory notes	125,000	-	125,000
Proceeds from promissory note - related party	-	50,958	50,958
Net cash provided by financing activities	150,000	102,818	318,429

NET CHANGE IN CASH	34,167	8,753	42,920

CASH - BEGINNING OF PERIOD	8,753	-	-

CASH - END OF PERIOD	$42,920	$8,753	$42,920

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$-	$31,611	$31,611

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include accounts payable and officer advances. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2012 and at December 31, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2012 and December 31, 2011.

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

Financial Instruments

As of December 31, 2012, the Company's financial instruments consist primarily of cash. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Net Earnings (Loss) per Share

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

In accordance with the Agreement the Company is obligated to expend $150,000 per year of the lease developing the property, and pay annual advance royalty amounts of $50,000 for the first year (paid by an officer of the Company on behalf of the Company as of December 31, 2011), $50,000 in the second year (paid) and $60,000 in the final year.

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

Effective December 31, 2012, the Company and the Owner further amended the Property Agreement whereby the Company’s obligation for the annual exploration expenditures were met with its actual expenditures of $21,194 by December 31, 2012, and $200,000 and $150,000 are to be met by December 31, 2013 and December 31, 2014 respectively.

Note 3 – Promissory Notes

On August 25, 2012, the Company issued an unsecured promissory note for cash proceeds of $75,000 with a term of one year and simple annual interest rate of 8% repayable on August 25, 2013. As at December 31, 2012, interest expense of $2,100 incurred during the year was accrued on the promissory note and is included in accounts payable.

On November 26, 2012, the Company issued an unsecured promissory note for cash proceeds of $50,000 with a term of one year and simple annual interest rate of 8% repayable on November 26, 2013. As at December 31, 2012, interest expense of $383 incurred during the year was accrued on the promissory note and is included in accounts payable.

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

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. On August 11, 2012, the Company defaulted on the promissory note with the interest rate increased to 13% under the term of the promissory note. As at December 31, 2012, interest expense of $8,227 was incurred during the year and a total of $10,797 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party. No demand has been made on this note through the date of filing.

During the year ended December 31, 2011, Mr. Medina advanced an additional $1,860 to the Company, which was outstanding on December 31, 2012. The advance is non-interest bearing, unsecured and due on demand.

Note 5 – Related Party Transactions

On September 7, 2011 the Company entered into a consulting agreement with the Chief Operating Officer (“COO”) of the Company at consulting fee of $5,000 per month. During the year ended December 31, 2012, consulting fees of $60,000 were recorded and $58,333 was owed to the COO at December 31, 2012.

On September 7, 2011 the Company entered into a consulting agreement with the Vice President of Geology (the “VP”) of the Company at consulting fee of $5,000 per month. During the year ended December 31, 2012, consulting fees of $60,000 were recorded and $58,333 was owed to the VP at December 31, 2012.

Note 6 – Stockholders’ Equity

Common Stock

The authorized stock of the Company consists of 25,000,000 common shares with par value of $0.001.

On February 20, 2000, the Company issued 3,400,000 shares of its common stock for gross cash proceeds of $34,000.

On August 11, 2011, the Company issued 11,000 shares of its common stock for services valued at $1,870.

On November 24, 2011, the Company received gross cash proceeds of $50,000 for 100,000 shares of its common stock, subscribed for at $0.50 per share.

On May 16, 2012 the Company issued 50,000 shares of its common stock for gross cash proceeds of $25,000 at $0.50 per share.

Note 7 – Income Taxes

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

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2012	2011
Federal income tax attributable to:
Current operations	$65,000	$21,500
Less, change in valuation allowance	(65,000)	(21,500)
Net income tax provision	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31,	December 31,
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$109,000	$44,000
Less, valuation allowance	(109,000)	(44,000)
Net deferred tax asset	$-	$-

At December 31, 2012, the Company had an unused net operating loss carryover approximating $322,000 that is available to offset future taxable income, expiring beginning in 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer Santiago Medina who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

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

As of December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, Mr. Medina concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2012. As a result of this assessment, Mr. Medina concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012 there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

Our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed

Santiago Medina	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Director	38	May 18, 2011
Matias Defensor	Chief Operating Officer and Director	44	September 7, 2011
Joseph Calpito	Vice President Geology	64	September 7, 2011

Business Experiences

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

Santiago Medina

Mr. Medina became our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director on May 18, 2011.

From 2002 to 2003, Mr. Medina was an assistant geologist at Comisión de Fomento Minero (COFOMI) in Mexico. Since 2003 Mr. Medina has worked as a mining consultant and exploration manager for numerous mining companies on advanced exploration projects. Mr. Medina received his Master in Science, Geology from the Instituto Tecnológico y de Estudios Superiores de Monterrey in Monterrey, Mexico in 2002. Because of Mr. Medina’s geologist’s credential and his substantial mining business experience, we have concluded that he should serve as a director of the Company.

Matias Jon Tan Defensor

Effective September 7, 2011, Matias Defensor was elected as a director and was appointed Chief Operating Officer of the Company. Mr. Defensor has been the CEO/President for AMD Starlight Mining Corp from 2009 to the present and Director for Pecanto Mining Corp. from 2008 until the present. His responsibilities include overall management and the oversight of various projects in both roles. From 2004 to 2010, Mr. Defensor served as a consultant for the House of Representatives in Bastion Hills, Philippines. From 2001 to 2004, Mr. Defensor served as Vice-President for Marketing at Asia Concept Development Corp. Mr. Defensor brings extensive experience in a variety of areas, including coordinating and implementing various projects throughout the world. Mr. Defensor also serves as President of the Rotary Club of Sta. Mesa and Director for the Capital Hills Club in the Philippines. Mr. Defensor graduated with a Bachelor of Science in Business Administration from the National College of Business and Arts, Quezon City, Philippines in 1990. Because of Mr. Defensor’s substantial business experiences and especially his experiences with mining companies, we have concluded that he should serve as a director of the Company.

Joseph Calpito

On September 7, 2011, Joseph Calpito was appointed Vice President-Geology of the Company. Mr. Calpito is qualified as a Senior Geologist. From 2009 to the present, he has been serving as an Exploration Manager for a Papua New Guinea Gold Project on behalf of Mining Asia, Ltd. His responsibilities include strategic and overall systematic planning for this project. From 2006 to 2008 Mr. Caplito served as Senior Exploration Geologist for Sacre-Coeur Minerals, Ltd. Mr. Calpito has also served as Chief Mine Geologist / Executive Assistant to the President & CEO, Quarry Superintendent and several other leading roles within the discipline of Geology. Mr. Calpito has accumulated extensive experience in the area of Geology, including coordinating and implementing various projects throughout the world. Mr. Calpito has over 30 years of field experience and Bachelor of Science degree in Mining Engineering. Because of Mr. Calpito’s geologist’s credential and his substantial mining business experiences, we have concluded that he should serve as a director of the Company.

Family Relationships

There are no family relationships between any of our directors or executive officer.

Involvement in Certain Legal Proceedings

None of our officers and directors was involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Item 11.  Executive Compensation.

Employment/Consulting Agreements

On September 7, 2011 the Company entered into a consulting agreement with Matias Defensor. Under the terms of the agreement, Mr. Defensor is providing management services to the Company and acting as the Company’s Chief Operating Officer. Mr. Defensor is entitled to consulting fee of $5,000 per month plus approved expenses. At December 31, 2012 the Company had a balance of $58,333 owed to Mr. Defensor.

On September 7, 2011 the Company entered into a consulting agreement with Joseph Calpito. Under the terms of the agreement, Mr. Calpito is providing geological oversight services to the Company and acting as the Company’s Vice President-Geology. Mr. Calpito is entitled to a consulting fee of $5,000 per month plus approved expenses. At December 31, 2012 the Company had a balance of $58,333 owed to Mr. Calpito.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2012.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2012.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2012.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Santiago Medina Calle 16 No.28-40 Variente, Las Palmas Medellin, Columbia C007-06	2,360,000 common shares	67.27%
Matias Defensor	0	0%
Joseph Calpito	0	0%
Directors and Executive Officer as a Group	2,360,000	67.27%

(1)
Based on 3,561,000 shares of common stock issued and outstanding as April 16, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

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

On April 22, 2011, Tricia A. Nickson sold 2,360,000 shares of the Company’s common stock to Santiago Medina. As part of the transaction, Ms. Nickson assigned her total balance of $32,569 owed by the Company at April 22, 2011 to Mr. Medina. In addition, Mr. Santiago Medina paid $50,000 on behalf of the Company in accordance with the Property Agreement executed on August 11, 2011. On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8% which was increased to 13% upon the promissory note becoming default on August 11, 2012.

During the year ended December 31, 2011, Mr. Medina advanced an additional $1,860 to the Company, which was outstanding on December 31, 2012. The advance is non-interest bearing, unsecured and due on demand.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 were estimated to be $6,500.

Audit Related Fees

For the fiscal year ended December 31, 2012, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended December 31, 2012, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $0.

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

Item 15.  Exhibits.

Exhibit Number and Exhibit Title

(3)             Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference from our 10SB Registration Statement filed October 5, 2007).

3.2	Bylaws (incorporated by reference from our 10SB Registration Statement filed October 5, 207).

(10)          Material Contracts

10.1	Mining Lease and Option to Purchase Agreement dated August 11, 2011 between Ellers Family Revocable Trust of March 24, 2000 and Palmdale Executive Homes, Corp.
10.2	Finder’s Fee Agreement between Palmdale Executive Homes Corp. and Tosca Capital Corp. dated August 11, 2011.
10.3	Promissory Note issued to Santiago Medina dated August 11, 2011.
10.4	Consulting Agreement between Joseph Calpito and Palmdale Executive Homes Corp. dated September 7, 2011.
10.5	Consulting Agreement between Matias Defensor and Palmdale Executive Homes Corp. dated September 7, 2011.
10.6*	Form of Promissory Note issued on August 25, 2012
10.7*	Form of Promissory Note issued on November 26, 2012

(31)           Section 302 Certification

31.1*	Certification of Santiago Medina

(32)           Section 906 Certification

32.1*	Certification of Santiago Medina

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
*Filed herewith

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

PALMDALE EXECUTIVE HOMES, CORP.

Date: April 16, 2013	By:	/s/ Santiago Medina
Santiago Medina
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive and Principal Financial and Accounting Officer and Director)