Form 10-Q
period 2013-03-31
PALMDALE EXECUTIVE HOMES, CORP.
filed 2013-05-15
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 3,561,000 common shares issued and outstanding as of May 15, 2013

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PALMDALE EXECUTIVE HOMES, CORP.
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

ASSETS
	MARCH 31	DECEMBER 31
	2013	2012

Current Assets
Cash	$31,311	$42,920
Total Current Assets	31,311	42,920

Mineral property	100,000	100,000

TOTAL ASSETS	$131,311	$142,920

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$16,446	$17,300
Accounts payable and accrued expenses - related parties	160,179	127,463
Advances - related party	1,860	1,860
Promissory note	125,000	125,000
Promissory note - related parties	82,569	82,569
Total Current Liabilities	386,054	354,192

Total Liabilities	386,054	354,192

Commitments

STOCKHOLDERS' DEFICIT
Common stock, par value $.001, 25,000,000 shares authorized and
3,561,000 shares issued and outstanding	3,561	3,561
Additional paid-in capital	107,309	107,309
Deficit accumulated during the exploration stage	(365,613)	(322,142)
Total Stockholders' Deficit	(254,743)	(211,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$131,311	$142,920

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Cumulative from January 14, 2000 (Inception) to March 31,
	2013	2012	2013

Operating expenses
General and administrative	$8,255	$8,407	$139,257
Consulting fees	30,000	30,000	186,666
Mining Explorations	-	-	21,194
Loss from operations	(38,255)	(38,407)	(347,117)

Interest expense	(5,216)	(1,647)	(18,496)

Net Loss	$(43,471)	$(40,054)	$(365,613)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares of
common stock outstanding	3,561,000	3,511,000

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			January 14, 2000
	Three Months Ended		(Inception) to
	March 31		March 31
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,471)	$(40,054)	$(365,613)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock for services	-	-	1,870
Changes in assets and liabilities
Accounts payable	(854)	6,043	16,446
Accounts payable and accrued expenses - related parties	32,716	31,647	160,179
Net cash used in operating activities	(11,609)	(2,364)	(187,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	-	-	(100,000)
Net cash used in investing activites	-	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	109,000
Proceeds from advances - related party	-	-	33,471
Proceeds from promissory note	-	-	125,000
Proceeds from promissory note - related party	-	-	50,958
Net cash provided by financing activities	-	-	318,429

NET CHANGE IN CASH	(11,609)	(2,364)	31,311

CASH - BEGINNING OF PERIOD	42,920	8,753	-

CASH - END OF PERIOD	$31,311	$6,389	$31,311

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$-	$-	$31,611

The accompanying notes are an integral part of the financial statements.

PALMDALE EXECUTIVE HOMES, CORP.
 (AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Palmdale Executive Homes, Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2012 as reported in Form 10-K, have been omitted.

Note 2 - Going Concern

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

Note 3 – Mining Lease and Option to Purchase Agreement

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

In accordance with the Agreement the Company is obligated to expend $150,000 per year of the lease developing the property, and pay annual advance royalty amounts of $50,000 for the first year (paid by an officer of the Company on behalf of the Company as of December 31, 2011), $50,000 in the second year (paid during the year ended December 31, 2012) and $60,000 in the final year, due by August 11, 2013.

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

Note 4 – Promissory Notes

On August 25, 2012, the Company issued an unsecured promissory note for cash proceeds of $75,000 with a term of one year and simple annual interest rate of 8% repayable on August 25, 2013. Interest expense for the three months ended March 31, 2013 is $1,500 and as of March 31, 2013, a total of $3,600 was accrued on the promissory note and is included in accounts payable.

On November 26, 2012, the Company issued an unsecured promissory note for cash proceeds of $50,000 with a term of one year and simple annual interest rate of 8% repayable on November 26, 2013. Interest expense for the three months ended March 31, 2013 is $1,000, a total of $1,383 was accrued on the promissory note and is included in accounts payable.

Note 5 – Related Party Advance and Promissory Note

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. On August 11, 2012, the Company defaulted on the promissory note with the interest rate increased to 13% under the term of the promissory note. Interest expense of $2,716 was incurred during the three months ended March 31, 2013. As at March 31, 2013, total interest of $13,513 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party. No demand has been made on this note through the date of filing.

During the year ended December 31, 2011, Mr. Medina advanced an additional $1,860 to the Company, which was outstanding on March 31, 2013. The advance is non-interest bearing, unsecured and due on demand.

Note 6 – Related Party Transactions

On September 7, 2011 the Company entered into a consulting agreement with the Chief Operating Officer (“COO”) of the Company at consulting fee of $5,000 per month. During the three months ended March 31, 2013, consulting fees of $15,000 were recorded and $73,333 was owed to the COO at March 31, 2013.

On September 7, 2011 the Company entered into a consulting agreement with the Vice President of Geology (the “VP”) of the Company at consulting fee of $5,000 per month. During the three months ended March 31, 2013, consulting fees of $15,000 were recorded and $73,333 was owed to the VP at March 31, 2013.

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

Results of Operations

Three months ended March 31, 2013 and 2012

For the three months ended March 31, 2013, we incurred expenditures of $43,471 and posted losses of $43,471. For the three months ended March 31, 2012, we incurred expenditures of $40,054 and posted losses of $40,054.

Operating expenses for the three months ending March 31, 2013 were $38,255 compared to operating expenses for the three months ended March 31, 2012 of $38,407. Of the operating expenses, general and administrative expense was consistent from $8,407 in 2012 to $8,255 in the same three month period in 2013. We incurred total consulting fees of $30,000 payable to our Chief Operating Officer and Vice President of Geology for the three months ended March 31, 2013 and March 31, 2012. For the three months ended March 31, 2013, we accrued interest expenses of $5,216 on three promissory notes, compared to interest expense of $1,647 on one promissory note for the three months ended March 31, 2012.

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

Liquidity and Capital Resources

During the three months ended March 31, 2013 we used $11,609 in our operations, and had on financing or investing activities.

At March 31, 2013, there was a working capital deficit of $354,743 compared to working capital deficit of $311,272 on December 31, 2012.

At March 31, 2013, our total current assets were $31,311 compared to $42,920 on December 31, 2012.

At March 31, 2013, our total current liabilities were $386,054 compared to $354,192 on December 31, 2012.

At March 31, 2013, we had promissory notes payable to non-related parties of $125,000 and promissory note payable to our President, Santiago Medina of $82,569.

Plan of Operations

We intend to develop the mining property we have leased in Tuolumne County, California known as the Providence Mines property. We anticipate that we will expend approximately $300,000 on operations over the next twelve months, including $260,000 for lease payment and exploration of the leased mineral property and $40,000 for working capital.

Over the next twelve months we intend to raise funds through sales of our common stock in private placements to qualified investors or we debt financing.

Recently Issued Accounting Standards

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial statements.

Off Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

As at March 31, 2013 we have not generated income from our operations, had a working capital deficit of $354,743 and accumulated loss of $365,613 since inception. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended December 31, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to continue to seek financing on favorable terms; however, there is no assurance that such financing can be obtained on favorable terms. If we are unable to generate sufficient revenue or obtain additional funds for our working capital needs, we may need to cease or curtail operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved and reviewed by our directors and sole officer, the impact of the limitations are not material.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None from January 1, 2013 to the date of this filing.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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
_________
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

PALMDALE EXECUTIVE HOMES, CORP.

Date: May 15, 2013	By:	/s/ Santiago Medina
Santiago Medina Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)