Form 10-Q
period 2013-06-30
CALIFORNIA MINES CORP.
filed 2013-08-14
CIK 1414030

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-52848

CALIFORNIA MINES CORP. (formerly Palmdale Executive Homes Corp.)
(Exact name of small business issuer as specified in its charter)

Nevada	26-1125521
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Bank Street, Suite 326, Grass Valley, CA 95959
(Address of principal executive offices)

09 574 2687327
(Issuer's telephone number)

Palmdale Executive Homes, Corp. 6767 W. Tropicana Ave., Suite 207, Las Vegas, NV 89103
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 142,440,000 common shares issued and outstanding as of August 14, 2013

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

CALIFORNIA MINES CORP.
 (FORMERLY PALMDALE EXECUTIVE HOMES, CORP.)
 (AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
(Unaudited)
	JUNE 30	DECEMBER 31
	2013	2012

Current Assets
Cash	$1,817	$42,920
Total Current Assets	1,817	42,920

Mineral property	100,000	100,000

TOTAL ASSETS	$101,817	$142,920

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$16,839	$17,300
Accounts payable and accrued expenses - related parties	192,895	127,463
Advances - related party	1,860	1,860
Promissory note	125,000	125,000
Promissory note - related parties	82,569	82,569
Total Current Liabilities	419,163	354,192

Total Liabilities	419,163	354,192

Commitments

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 1,000,000,000 shares authorized and
142,440,000 shares issued and outstanding	142,440	142,440
Additional paid-in capital	(31,570)	(31,570)
Deficit accumulated during the exploration stage	(428,216)	(322,142)
Total Stockholders' Deficit	(317,346)	(211,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$101,817	$142,920

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP.
 (FORMERLY PALMDALE EXECUTIVE HOMES, CORP.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative from January 14, 2000
	June 30,		June 30,		(Inception)
	2013	2012	2013	2012	to June 30, 2013

Operating expenses
General and administrative	$27,387	$9,844	$35,642	$18,251	$166,644
Consulting fees	30,000	30,000	60,000	60,000	216,666
Mining Explorations	-	-	-	-	21,194
Loss from operations	(57,387)	(39,844)	(95,642)	(78,251)	(404,504)

Interest expense	(5,216)	(1,647)	(10,432)	(3,294)	(23,712)

Net Loss	$(62,603)	$(41,491)	$(106,074)	$(81,545)	$(428,216)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of
common stock outstanding	142,440,000	141,429,000	142,440,000	140,934,520

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP.
 (FORMERLY PALMDALE EXECUTIVE HOMES, CORP.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

			January 14, 2000
	Six Months Ended		(Inception) to
	June 30		June 30
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,074)	$(81,545)	$(428,216)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for services	-	-	1,870
Changes in assets and liabilities
Accounts payable	(461)	11,123	16,839
Accounts payable and accrued expenses - related parties	65,432	63,293	192,895
Net cash used in operating activities	(41,103)	(7,129)	(216,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	-	-	(100,000)
Net cash used in investing activites	-	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	25,000	109,000
Proceeds from advances - related party	-	-	33,471
Proceeds from promissory note	-	-	125,000
Proceeds from promissory note - related party	-	-	50,958
Net cash provided by financing activities	-	25,000	318,429

NET CHANGE IN CASH	(41,103)	17,871	1,817

CASH - BEGINNING OF PERIOD	42,920	8,753	-

CASH - END OF PERIOD	$1,817	$26,624	$1,817

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$-	$-	$31,611

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP.
 (FORMERLY PALMDALE EXECUTIVE HOMES, CORP.)
 (AN EXPLORATION STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of California Mines Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2012 as reported in Form 10-K, have been omitted.

On May 6, 2013, the Company’s board of directors approved an agreement and plan of merger to merge with and into our wholly-owned subsidiary California Mines Corp., a Nevada corporation, to effect a name change from Palmdale Executive Homes, Corp. to California Mines Corp. California Mines Corp. was formed on May 6, 2013 solely for the change of name.

Note 2 – Going Concern

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

In accordance with the Agreement the Company is obligated to expend $150,000 per year of the lease developing the property, and pay annual advance royalty amounts of $50,000 for the first year (paid by an officer of the Company on behalf of the Company as of December 31, 2011), $50,000 in the second year (paid during the year ended December 31, 2012) and $60,000 in the final year, due by August 11, 2013 and paid on August 12, 2013.

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

In connection with the Property Agreement, the Company entered into a Finder’s Fee Agreement with Tosca Capital Corp. (“Tosca”), a private British Columbia company, to formalize Tosca’s role in identifying a suitable mining property for the Company to lease or purchase, whereby the Company issued 11,000 shares of the Company’s common stock to Tosca on August 11, 2011. The grant date fair value of the common stock was $1,870 and was expensed during the period of issuance.

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

Note 4 – Promissory Notes

On August 25, 2012, the Company issued an unsecured promissory note for cash proceeds of $75,000 with a term of one year and simple annual interest rate of 8% repayable on August 25, 2013. Interest expense for the six months ended June 30, 2013 was $3,000 and a total of $3,600 was accrued on the promissory note and included in accounts payable as of June 30, 2013.

On November 26, 2012, the Company issued an unsecured promissory note for cash proceeds of $50,000 with a term of one year and simple annual interest rate of 8% repayable on November 26, 2013. Interest expense for the six months ended June 30, 2013 was $2,000 and a total of $2,383 was accrued on the promissory note and included in accounts payable as of June 30, 2013.

Note 5 – Related Party Advance and Promissory Note

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. On August 11, 2012, the Company defaulted on the promissory note with the interest rate increased to 13% under the term of the promissory note. Interest expense of $5,432 was incurred during the six months ended June 30, 2013. As at June 30, 2013, total interest of $16,229 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party. No demand has been made on this note through the date of filing.

During the year ended December 31, 2011, Mr. Medina advanced an additional $1,860 to the Company, which was outstanding on June 30, 2013. The advance is non-interest bearing, unsecured and due on demand.

Note 6 – Related Party Transactions

On September 7, 2011 the Company entered into a consulting agreement with the Chief Operating Officer (“COO”) of the Company at consulting fee of $5,000 per month. During the six months ended June 30, 2013, consulting fees of $30,000 were recorded and $88,333 was owed to the COO at June 30, 2013.

On September 7, 2011 the Company entered into a consulting agreement with the Vice President of Geology (the “VP”) of the Company at consulting fee of $5,000 per month. During the six months ended June 30, 2013, consulting fees of $30,000 were recorded and $88,333 was owed to the VP at June 30, 2013.

Note 7 – Share Capital

On May 6, 2013, the Company’s board of directors approved a forty (40) for one (1) forward stock split of our authorized and our issued and outstanding shares of common stock. Upon effect of the forward stock split on June 14, 2013, the Company’s authorized capital was increased from 25,000,000 to 1,000,000,000 shares of common stock and correspondingly, the Company’s issued and outstanding shares of common stock was increased from 3,561,000 to 142,440,000 shares of common stock, all with a par value of $0.001.

The forward stock split is presented retroactively in these financial statements.

Note 8 – Subsequent Event

On August 9, 2013, the Company issued an unsecured convertible note for principal amount of $150,000 with a term of one year and simple annual interest rate of 12%. The principal amount and accrued interest is convertible into the Company’s common shares at the conversion price of 75% of the average closing prices for the five trading days immediately preceding the conversion date.

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

As used in this quarterly report, the terms "we", "us", "our company", “Company” and "California Mines" mean California Mines Corp., unless otherwise indicated.  All dollar amounts refer to US dollars unless otherwise indicated.

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

Current Business

We are in the business of acquisition and exploration of mineral properties. We have not generated revenues since our inception.

On May 6, 2013, our board of directors approved an agreement and plan of merger to merge with and into our wholly-owned subsidiary California Mines Corp., a Nevada corporation, to effect a name change from Palmdale Executive Homes, Corp. to California Mines Corp. California Mines Corp. was formed on May 6, 2013 solely for the change of name.

In addition to the name change, our board of directors approved a forty (40) for one (1) forward stock split of our authorized and our issued and outstanding shares of common stock. Upon effect of the forward stock split, our authorized capital will be increased from 25,000,000 to 1,000,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will be increased from 3,561,000 to 142,440,000 shares of common stock, all with a par value of $0.001.

Articles of Merger to effect the merger and change of name and a Certificate of Amendment to effect the forward stock split were filed with the Nevada Secretary of State on May 23, 2013, both with an effective date of June 14, 2013.

These amendments were reviewed by the Financial Industry Regulatory Authority (“FINRA”) and were approved for filing with an effective date of June 14, 2013.

On July 14, 2013, our ticker symbol changed from “PMDX” to “CLMC” to better reflect our new name. Our new CUSIP number is 130446107.

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

Results of Operations

Six months ended June 30, 2013 and 2012

For the six months ended June 30, 2013, we incurred expenditures of $106,074 and posted losses of $106,074. For the six months ended June 30, 2012, we incurred expenditures of $81,545 and posted losses of $81,545.

Operating expenses for the six months ending June 30, 2013 were $95,642 compared to operating expenses for the six months ended June 30, 2012 of $78,251. Of the operating expenses, general and administrative expense increased from $18,251 in 2012 to $35,642 in the same six month period in 2013 as we raised more working capital and were able to more actively execute our business plans in 2013. We incurred total consulting fees of 60,000 payable to our Chief Operating Officer and Vice President of Geology for the six months ended June 30, 2013 and June 30, 2012. For the six months ended June 30, 2013, we accrued interest expenses of $10,432 on three promissory notes, compared to interest expense of $3,294 on one promissory note for the six months ended June 30, 2012.

Three months ended June 30, 2013 and 2012

For the three months ended June 30, 2013, we incurred expenditures of $62,603 and posted losses of $62,603. For the three months ended June 30, 2012, we incurred expenditures of $41,491 and posted losses of $41,491.

Operating expenses for the three months ending June 30, 2013 were $57,387 compared to operating expenses for the three months ended June 30, 2012 of $39,844. Of the operating expenses, general and administrative expense increased from $9,844 in 2012 to $27,387 in the same three month period in 2013 as we raised more working capital and were able to more actively execute our business plans in 2013. We incurred total consulting fees of $30,000 payable to our Chief Operating Officer and Vice President of Geology for the three months ended June 30, 2013 and June 30, 2012. For the three months ended June 30, 2013, we accrued interest expenses of $5,216 on three promissory notes, compared to interest expense of $1,647 on one promissory note for the three months ended June 30, 2012.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013 we used $41,103 in our operations, and had no financing or investing activities.

At June 30, 2013, there was a working capital deficit of $417,346 compared to working capital deficit of $311,272 on December 31, 2012.

At June 30, 2013, our total current assets were $1,817 compared to $42,920 on December 31, 2012.

At June 30, 2013, our total current liabilities were $419,163 compared to $354,192 on December 31, 2012.

At June 30, 2013, we had promissory notes payable to non-related parties of $125,000 and promissory note payable to our President, Santiago Medina of $82,569.

On August 9, 2013, we raised $150,000 with the issuance of an unsecured convertible note with a term of one year and simple annual interest rate of 12%. The principal amount and accrued interest is convertible into the Company’s common shares at the conversion price of 75% of the average closing prices for the five trading days immediately preceding the conversion date.

Plan of Operations

We intend to develop the mining property we have leased in Tuolumne County, California known as the Providence Mines property. We anticipate that we will expend approximately $240,000 on operations over the next twelve months, including $200,000 for exploration of the leased mineral property and $40,000 for working capital.

Over the next twelve months we intend to raise funds through sales of our common stock in private placements to qualified investors or debt financing.

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

Going Concern

As at June 30, 2013 we have not generated income from our operations, had a working capital deficit of $417,346 and accumulated loss of $428,216 since inception. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended December 31, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number and Exhibit Title

Exhibit No.	Document Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

10.8	Form of Convertible Loan Agreement

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

CALIFORNIA MINES CORP.

Date: August 14, 2013	By:	/s/ Santiago Medina
Santiago Medina
Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)