Form 10-Q
period 2013-09-30
CALIFORNIA MINES CORP.
filed 2013-11-19
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52848

CALIFORNIA MINES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	26-1125521
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Bank Street, Suite 326, Grass Valley, CA, 95959
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date  142,440,000 common shares issued and outstanding as of November 19, 2013

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

CALIFORNIA MINES CORP.
(Formerly Palmdale Executive Homes, Corp.)
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS
(Unaudited)
	September 30,	December 31,
	2013	2012

Current Assets
Cash	$61,019	$42,920
Total Current Assets	61,019	42,920

Mineral property	160,000	100,000

TOTAL ASSETS	$221,019	$142,920

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$18,180	$17,300
Accounts payable and accrued expenses - related parties	213,611	127,463
Advances - related party	1,860	1,860
Promissory notes	125,000	125,000
Promissory note - related party	82,569	82,569
Convertible debt, net of discount	21,370	-
Derivative liability	152,564	-
Total Current Liabilities	615,154	354,192

Total Liabilities	615,154	354,192

Commitments

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 1,000,000,000 shares authorized and
142,440,000 shares issued and outstanding	142,440	142,440
Additional paid-in capital	(31,570)	(31,570)
Deficit accumulated during the exploration stage	(505,005)	(322,142)
Total Stockholders' Deficit	(394,135)	(211,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$221,019	$142,920

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP.
(Formerly Palmdale Executive Homes, Corp.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from January 14, 2000 (Inception) to September 30,
	2013	2012	2013	2012	2013

Operating expenses
General and administrative	$15,075	$10,843	$50,717	$29,094	$181,719
Consulting fees	30,000	30,000	90,000	90,000	246,666
Mining explorations	-	-	-	-	21,194
Loss from operations	(45,075)	(40,843)	(140,717)	(119,094)	(449,579)

Other expense
Interest expense	(29,150)	(2,821)	(39,582)	(6,115)	(52,862)
Derivative expense	(2,564)	-	(2,564)	-	(2,564)
Total other expense	(31,714)	(2,821)	(42,146)	(6,115)	(55,426)

Net Loss	$(76,789)	$(43,664)	$(182,863)	$(125,209)	$(505,005)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of
common stock outstanding	142,440,000	142,440,000	142,440,000	141,440,000

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP.
(Formerly Palmdale Executive Homes, Corp.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			January 14, 2000
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,863)	$(125,209)	$(505,005)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for services	-	-	1,870
Amortization of debt discount	21,370	-	21,370
Derivative expense	2,564	-	2,564
Changes in assets and liabilities
Accounts payable	880	(1,339)	18,180
Accounts payable and accrued expenses - related parties	86,148	87,523	213,611
Net cash used in operating activities	(71,901)	(39,025)	(247,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(60,000)	(50,000)	(160,000)
Net cash used in investing activites	(60,000)	(50,000)	(160,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	25,000	109,000
Proceeds from advances - related party	-	-	33,471
Proceeds from convertible debt	150,000	-	150,000
Proceeds from promissory note	-	75,000	125,000
Proceeds from promissory note - related party	-	-	50,958
Net cash provided by financing activities	150,000	100,000	468,429

NET CHANGE IN CASH	18,099	10,975	61,019

CASH - BEGINNING OF PERIOD	42,920	8,753	-

CASH - END OF PERIOD	$61,019	$19,728	$61,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$-	$-	$31,611

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP.
(Formerly Palmdale Executive Homes, Corp.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013
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

Derivative Instruments

In connection with the sale of debt instruments, the debt instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, the Company estimates the future volatility of its common stock price based on not only the history of its stock price but also the experience of other entities considered comparable to the Company.

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

Note 4 – Promissory Notes

On August 25, 2012, the Company issued an unsecured promissory note for cash proceeds of $75,000 with a term of one year and simple annual interest rate of 8% repayable on August 25, 2013. Interest expense for the nine months ended September 30, 2013 was $4,500 and a total of $6,600 was accrued on the promissory note and included in accounts payable as of September 30, 2013. The note is currently in default.

On November 26, 2012, the Company issued an unsecured promissory note for cash proceeds of $50,000 with a term of one year and simple annual interest rate of 8% repayable on November 26, 2013. Interest expense for the nine months ended September 30, 2013 was $3,000 and a total of $3,383 was accrued on the promissory note and included in accounts payable as of September 30, 2013.

Note 5 – Related Party Advance and Promissory Note

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. On August 11, 2012, the Company defaulted on the promissory note with the interest rate increased to 13% under the term of the promissory note. Interest expense of $8,148 was incurred during the nine months ended September 30, 2013. As at September 30, 2013, total interest of $18,945 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party. No demand has been made on this note through the date of filing.

During the year ended December 31, 2011, Mr. Medina advanced an additional $1,860 to the Company, which was outstanding on September 30, 2013. The advance is non-interest bearing, unsecured and due on demand.

Note 6 – Convertible Debt

On August 9, 2013, the Company issued an unsecured convertible note for principal amount of $150,000 with a term of one year and simple annual interest rate of 12%. The principal amount and accrued interest is convertible into the Company’s common shares at the conversion price of 75% of the average closing prices for the five trading days immediately preceding the conversion date.

The convertible note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature and conversion price. At the date of issuance of the convertible note, derivative liabilities were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount.

The fair value of the conversion feature was recorded as discount to the convertible debt and derivative liability. It was estimated using Black-Scholes option pricing model at $152,564 with the following assumptions: exercise price of $0.15, risk-free interest rate of 0.33%, dividend rate of 0%, expected life of 2 year and expected volatility of 534%.

The Company recorded a net change in fair value of derivative expense of $2,564 for the nine months ended September 30, 2013.

Note 7 – Related Party Transactions

On September 7, 2011 the Company entered into a consulting agreement with the Chief Operating Officer (“COO”) of the Company at consulting fee of $5,000 per month. During the nine months ended September 30, 2013, consulting fees of $45,000 were recorded and $97,333 was owed to the COO at September 30, 2013.

On September 7, 2011 the Company entered into a consulting agreement with the Vice President of Geology (the “VP”) of the Company at consulting fee of $5,000 per month. During the nine months ended September 30, 2013, consulting fees of $45,000 were recorded and $97,333 was owed to the VP at September 30, 2013.

Note 8 – Share Capital

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

On May 6, 2013, our board of directors approved an agreement and plan of merger to merge with and into our wholly-owned subsidiary California Mines Corp., a Nevada corporation, to effect a name change from Palmdale Executive Homes, Corp. to California Mines Corp. California Mines Corp. was formed solely for the change of name.

In addition to the name change, our board of directors approved a 40 new for one (1) old forward stock split of our authorized and our issued and outstanding shares of common stock. Upon effect of the forward stock split, our authorized capital will be increased from 25,000,000 to 1,000,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will be increased from 3,561,000 to 142,440,000 shares of common stock, all with a par value of $0.001.

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

Results of Operations

Nine months ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, we incurred expenditures of $182,863 and posted losses of $182,863. For the nine months ended September 30, 2012, we incurred expenditures of $125,209 and posted losses of $125,209.

Operating expenses for the nine months ending September 30, 2013 were $140,717 compared to operating expenses for the nine months ended September 30, 2012 of $119,094. Of the operating expenses, general and administrative expense increased from $29,094 in 2012 to $50,717 in the same nine month period in 2013. We incurred total consulting fees of 90,000 payable to our Chief Operating Officer and Vice President of Geology for the nine months ended September 30, 2013 and September 30, 2012. For the nine months ended September 30, 2013, we recorded interest expense of $18,212 on the four promissory notes, compared to interest expense of $6,115 on two promissory notes for the nine months ended September 30, 2012. During the nine months ended September 30, 2013 we recorded amortization of debt discount on a convertible note of $21,370, however, we did not incur such expense in the nine months ended September 30, 2012.

Three months ended September 30, 2013 and 2012

For the three months ended September 30, 2013, we incurred expenditures of $76,789 and posted losses of $76,789. For the three months ended September 30, 2012, we incurred expenditures of $43,664 and posted losses of $43,664.

Operating expenses for the three months ending September 30, 2013 were $45,075 compared to operating expenses for the three months ended September 30, 2012 of $40,843. Of the operating expenses, general and administrative expense increased from $10,843 in 2012 to $15,075 in the same three month period in 2013. We incurred total consulting fees of $30,000 payable to our Chief Operating Officer and Vice President of Geology for the three months ended September 30, 2013 and September 30, 2012. For the three months ended September 30, 2013, we recorded interest expenses of $7,780 on four promissory notes, compared to interest expense of $2,821 on two promissory notes for the three months ended September 30, 2012.

During the three months ended September 30, 2013 we recorded amortization of debt discount on a convertible note of $21,370 however, we did not incur such interest expense in the three months ended September 30, 2012.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2013 we used $71,901 in our operations, raised $150,000 from issuance of a convertible note and used $60,000 in our investing activities.

At September 30, 2013, there was a working capital deficit of $554,135 compared to working capital deficit of $311,272 on December 31, 2012.

At September 30, 2013, our total current assets were $61,019 compared to $42,920 on December 31, 2012.

At September 30, 2013, our total current liabilities were $615,154 compared to $354,192 on December 31, 2012.

At September 30, 2013, we had promissory notes payable to non-related parties of $125,000 and promissory note payable to our President, Santiago Medina of $82,569.

On August 9, 2013, we raised $150,000 with the issuance of an unsecured convertible note with a term of two years and simple annual interest rate of 12%. The principal amount and accrued interest is convertible into the Company’s common shares at the conversion price of 75% of the average closing prices for the five trading days immediately preceding the conversion date.

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

Going Concern

As at September 30, 2013 we have not generated income from our operations, had a working capital deficit of $554,135 and accumulated loss of $505,005 since inception. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended December 31, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CALIFORNIA MINES CORP.

Date: November 19, 2013	By:	/s/ Santiago Medina
Santiago Medina
Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)