Form 10-K
period 2013-12-31
CALIFORNIA MINES CORP.
filed 2014-04-15
CIK 1414030

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to________

Commission file number 000-52848

CALIFORNIA MINES CORP. (Formerly Palmdale Executive Homes, Corp.)
(Name of registrant in its charter)

Nevada	26-1125521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Bank Street, Suite 326, Grass Valley, CA	95959
(Address of principal executive offices)	(Zip Code)

09 574 2687327
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.001	Over the Counter Bulletin Board

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

The Registrant’s shares are quoted on the Over-the-Counter Bulletin Board under the symbol “CLMC”.

As of the date of this Annual Report, the Registrant had minimum trading in its common stocks, therefore no market value can be determined based on the trading prices of the Registrant’s common stock for its most recently completed second quarter.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

142,440,000 common shares issued and outstanding as of April 15, 2014.

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

Our Consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Company” and "California" mean California Mines Corp. (formerly Palmdale Executive Homes, Corp.), unless otherwise indicated.

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

In addition to the name change, our board of directors approved a 40 new for one (1) old forward stock split of our authorized and our issued and outstanding shares of common stock. Upon effect of the forward stock split, our authorized capital will be increased from 25,000,000 to 1,000,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will be increased from 3,561,000 to 142,440,000 shares of common stock, all with a par value of $0.001. The forward stock split is presented retroactively in these consolidated financial statements.

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

Current Business

In the wake of record high gold prices, management decided to lease a gold mining property located in Tuolumne County, California. On August 11, 2011, we entered into a Mining Lease and Option to Purchase Agreement (the “Providence Agreement”) with the Ellers Family Revocable Trust of March 24, 2000 (“Ellers”). The property consists of 65 acres of real property interests with 13 unpatented mining claims and 260 acres of Bureau of Land Management (“BLM”) mining claims situated on a hillside in Tuolumne County, California (collectively the “Providence Mines”). The lease has a term of three years. We must pay annual advance royalty amounts of $50,000 for the first year (paid), $50,000 in the second year (paid) and $60,000 in the final year (paid). We must also pay a net smelter return royalty of 10% during the term of the lease until expiry of the Providence Agreement or the exercise of the option to purchase. The advance royalty payments are credited against any net smelter returns royalties payable during the term year in question. The option to purchase is exercisable for a 75% interest in the property with the Ellers retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2,000,000 in cash plus the ongoing payment of a net smelter return royalty of 2.5% to Ellers. If the property option is exercised all lease terms and related obligations expire upon the closing of such sale. In addition, pursuant to the Providence Agreement, we are obligated to expend $150,000 per year of the lease developing the property. The Company and Ellers amended the agreement whereby the 2012 exploration obligation is considered met with the Company’s actual expenditures of $21,194 and the 2013 exploration obligation is increased to $200,000. As of the date of this report, the Company is in discussion with Ellers to amend the agreement and Ellers does not consider the agreement to be in default, therefore the Providence Agreement is in good standing.

Presently we do not have adequate cash or working capital. Our operations have relied on proceeds from equity and debt issuances and advances from related parties. We have not developed the property and have carried out limited exploration work. Sufficient exploration will be carried out after we receive adequate funding.

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

Employees

Currently our company does not have employees. However, our President, Santiago Medina, our Chief Operating Officer, Mr. Defensor and our Vice President-Geology, Mr. Calpito are consultants of our company. We may engage one or more consultants to assist with the management of our company and to oversee operations at the Providence Mines site. If we are successful at obtaining funds required for exploration and administration and we experience rapid growth, our current officers and directors may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2014.

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

As of December 31, 2013, our net loss since inception is $587,098. There can be no assurance that we will generate significant revenues or achieve profitable operations. At December 31, 2013 we had a working capital deficit of $636,228.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended December 31, 2013, which are included in this annual report on Form 10-K. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “CLMC”. We can provide no assurance that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

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

As of December 31, 2013 and the date of this report, we had 142,440,000 shares of common stock outstanding. We are authorized to issue up to 1,000,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

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

Item 2.  Description of Property.

We currently lease the Providence Mines located in Tuolumne County, California. The property consists of 65 acres of real property interests with 13 unpatented mining claims and 260 acres of Bureau of Land Management (“BLM”) mining claims situated on a hillside. As of the date of this report, the lease agreement is in good standing and we are required to expend $150,000 on exploration in the next 12 months.

Item 3.  Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

There is currently no market for our common stock.

We have been assigned the trading symbol of “CLMC”. The shares of common stock currently have a quote published in the OTC Bulletin Board System.

As of April 15, 2014 there were 17 registered shareholders and 142,440,000 shares outstanding.

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

Recent Sales of Unregistered Securities

On August 9, 2013, we issued an unsecured convertible note for principal amount of $150,000 with a term of two year and simple annual interest rate of 12%. The principal amount and accrued interest is convertible into the Company’s common shares at the conversion price of 75% of the average closing prices for the five trading days immediately preceding the conversion date.

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

Results of Operations

We have not generated revenue since inception.

We posted net losses of $264,956 for the year ended December 31, 2013, losses of $192,639 for the year ended December 31, 2012, and losses of $587,098 since inception to December 31, 2013.

Operating expenses for the year ended December 31, 2013 were $179,439 compared to $181,929 in 2012.

Total consulting fees for the two officers were $120,000 for both 2013 and 2012.

During 2013 we incurred mining property filing fees of $1,953 for the Providence Mines. During 2012 we incurred mining exploration expenditures of $17,594 on the Providence Mines and filing fees of $3,600 for the property.

General and administrative expenses related to costs incurred to maintain our good standing as a public company increased from $40,735 in 2012 to $57,504 in 2013 due to our corporate changes in 2013.

In 2013 we recorded interest expense of $78,416 on total interest bearing loans of $357,569. In 2012 we recorded interest expense of $10,710 on total interest bearing loans of $207,569.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been acquired through notes payable, shareholder advances and the issuance of common stock.

At December 31, 2013, we had a working capital deficit of $636,228 compared to a working capital deficit of $311,272 at December 31, 2012.

At December 31, 2013, our total assets of $220,990 consist of cash balance of $60,990 and mineral property acquisition cost of $160,000; at December 31, 2012, our total assets of $142,920 consist of cash balance of $42,920 and mineral property acquisition cost of $100,000.

At December 31, 2013, our current and total liabilities were $697,218 compared to our current and total liabilities of $354,192 as at December 31, 2012.

We have had no revenues from inception. We currently do not have sufficient funds to commence explorations and will have to raise additional capital to meet our obligations under the terms of our current mineral property lease.

During 2013 we used $71,930 in operations, invested $60,000 in acquisition of our mining property, and financed our operations by issuing a convertible note of $150,000.

Cash Requirements

Over the twelve months ending December 31, 2014, we plan to expend a total of approximately $260,000 for lease payment and exploration of the leased mineral property. We estimate that we will also require working capital of approximately $50,000 over the twelve months ending December 31, 2014.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2014.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on the audited consolidated financial statements for the year ended December 31, 2013, our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

Recently Issued Accounting Standards and Application of Critical Accounting Policies

Please see Note 2 to the audited consolidated financial statements.

Item 8.  Consolidated Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Consolidated Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 31, 2013 and 2012

Consolidated Statements of Operations for each of the years ended December 31, 2013 and 2012 and for the period from January 14, 2000 (inception) to December 31, 2013

Consolidated Statements of Stockholders' Deficit for the period from January 14, 2000 (inception) to December 31, 2013

Consolidated Statements of Cash Flows for each of the years ended December 31, 2013 and 2012 and for the period from January 14, 2000 (inception) to December 31, 2013

Notes to the Consolidated Financial Statements

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

As of December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, Mr. Medina concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over Consolidated financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of consolidated financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2013. As a result of this assessment, Mr. Medina concluded that, as of December 31, 2013, our internal control over Consolidated financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013 there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

Our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Santiago Medina	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Director	39	May 18, 2011
Matias Defensor	Chief Operating Officer and Director	45	September 7, 2011
Joseph Calpito	Vice President Geology	65	September 7, 2011

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of our directors, executive officer, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons has been indebted to us during the last fiscal year or the current fiscal year.

None of the current directors or officer of our company is related by blood or marriage.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officer and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to its officer, directors and greater than ten percent beneficial owners were complied with.

Item 11.  Executive Compensation.

Employment/Consulting Agreements

On September 7, 2011 the Company entered into a consulting agreement with Matias Defensor. Under the terms of the agreement, Mr. Defensor is providing management services to the Company and acting as the Company’s Chief Operating Officer. Mr. Defensor is entitled to consulting fee of $5,000 per month plus approved expenses. At December 31, 2013 the Company had a balance of $112,333 owed to Mr. Defensor.

On September 7, 2011 the Company entered into a consulting agreement with Joseph Calpito. Under the terms of the agreement, Mr. Calpito is providing geological oversight services to the Company and acting as the Company’s Vice President-Geology. Mr. Calpito is entitled to a consulting fee of $5,000 per month plus approved expenses. At December 31, 2013 the Company had a balance of $112,333 owed to Mr. Calpito.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officer, directors, consultants or employees of ours during the fiscal year ended December 31, 2013.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2013.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2013.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at April 15, 2014, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)

Santiago Medina Calle 16 No.28-40 Variente, Las Palmas Medellin, Columbia C007-06	94,400,000 common shares	67.27%

Matias Defensor	Nil	0%

Joseph Calpito	Nil	0%

Directors and Executive Officer as a Group	94,400,000 common shares	67.27%
__________
(1)
Based on 142,440,000 shares of common stock issued and outstanding as April 15, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, transactions with any of our directors, officer or control person that have occurred during the last fiscal year are as follows. On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina, a director and the CEO and CFO of our company. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. On August 11, 2012, the Company defaulted on the promissory note with the interest rate increased to 13% under the term of the promissory note. Interest expense of $10,864 was incurred during the year ended December 31, 2013. As at December 31, 2013, total interest of $21,661 was accrued on the promissory note. No demand has been made on this note through the date of filing.

During the year ended December 31, 2011, Mr. Medina advanced an additional $1,860 to the Company, which was outstanding on December 31, 2013. The advance is non-interest bearing, unsecured and due on demand.

On September 7, 2011 the Company entered into a consulting agreement Mr. Defensor, a director and the COO of our company, at consulting fee of $5,000 per month. During the year ended December 31, 2013, consulting fees of $60,000 were recorded and $112,333 was owed to Mr. Defensor at December 31, 2013.

On September 7, 2011 the Company entered into a consulting agreement with Mr. Calpito, our Vice President of Geology at consulting fee of $5,000 per month. During the year ended December 31, 2013, consulting fees of $60,000 were recorded and $112,333 was owed to Mr. Calpito at December 31, 2013.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by LBB & Associates Ltd., LLP for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 were estimated to be $4,200.

Audit Related Fees

For the fiscal year ended December 31, 2013, the aggregate fees billed for assurance and related services by LBB & Associates Ltd., LLP relating to the performance of the audit of our consolidated financial statements which are not reported under the caption "Audit Fees" above, was $Nil.

Tax Fees

For the fiscal year ended December 31, 2012, the aggregate fees billed by LBB & Associates Ltd., LLP for other non-audit professional services, other than those services listed above, totalled $Nil.

We do not use LBB & Associates Ltd., LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the consolidated financial statements or generates information that is significant to our consolidated financial statements, are provided internally or by other service providers. We do not engage LBB & Associates Ltd., LLP to provide compliance outsourcing services.

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

Item 15.  Exhibits.

Exhibit Number and Exhibit Title

(3)	Charter and By-laws

3.1	Articles of Incorporation (incorporated by reference from our 10SB Registration Statement filed October 5, 2007).

3.2	Bylaws (incorporated by reference from our 10SB Registration Statement filed October 5, 207).

3.1	Article of Merger

3.2	Certificate of Change

(10)	Material Contracts

10.1	Mining Lease and Option to Purchase Agreement dated August 11, 2011 between Ellers Family Revocable Trust of March 24, 2000 and the Company

10.2	Finder’s Fee Agreement between the Company and Tosca Capital Corp. dated August 11, 2011.

10.3	Promissory Note issued to Santiago Medina dated August 11, 2011.

10.4	Consulting Agreement between Joseph Calpito and Palmdale Executive Homes Corp. dated September 7, 2011.

10.5	Consulting Agreement between Matias Defensor and Palmdale Executive Homes Corp. dated September 7, 2011.

10.6	Form of Promissory Note issued on August 25, 2012

10.7	Form of Promissory Note issued on November 26, 2012

10.8	Form of Convertible Loan Agreement dated August 9, 2013

(31)	Section 302 Certification

31.1*	Certification of Santiago Medina

(32)	Section 906 Certification

32.1*	Certification of Santiago Medina

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

California Mines Corp. (formerly Palmdale Executive Homes, Corp.)

Date: April 15, 2014	By:	/s/ Santiago Medina
Santiago Medina
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer and Director)

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
California Mines Corp. (Formerly Palmdale Executive Homes, Corp.).
(An Exploration Stage Company)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of California Mines Corp. (formerly Palmdale Executive Homes, Corp.) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended and for the period from January 14, 2000 (inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Mines Corp. (formerly Palmdale Executive Homes, Corp.). as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and for the period from January 14, 2000 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 15, 2014

CALIFORNIA MINES CORP. (FORMERLY PALMDALE EXECTIVE HOMES, CORP.).
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31	December 31
	2013	2012
ASSETS

Current Assets
Cash	$60,990	$42,920
Total Current Assets	60,990	42,920

Mineral property	160,000	100,000

TOTAL ASSETS	$220,990	$142,920

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$33,873	$17,300
Accounts payable and accrued expenses - related parties	246,327	127,463
Advances - related party	1,860	1,860
Promissory note	125,000	125,000
Promissory note - related parties	82,569	82,569
Convertible debt, net of discount	50,488	-
Derivative liability	157,101	-
Total Current Liabilities	697,218	354,192

Total Liabilities	697,218	354,192

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 1,000,000,000 shares authorized and
142,440,000 shares issued and outstanding	142,440	142,440
Additional paid-in capital	(31,570)	(31,570)
Accumulated deficit during the exploration stage	(587,098)	(322,142)
Total Stockholders' Deficit	(476,228)	(211,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$220,990	$142,920

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP. (FORMERLY PALMDALE EXECTIVE HOMES, CORP.).
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION

	Years Ended		Cumulative from January 14, 2000(Inception) to
	December 31,		December 31,
	2013	2012	2013

Operating expenses
General and administrative	$57,504	$40,735	$188,506
Consulting fees	120,000	120,000	276,666
Mining Exploration	1,935	21,194	23,129
Loss from operations	(179,439)	(181,929)	(488,301)

Other expenses
Interest expense	(78,416)	(10,710)	(91,696)
Derivative expense	(7,101)	-	(7,101)
Total other expense	(85,517)	(10,710)	(98,797)

Net Loss	$(264,956)	$(192,639)	$(587,098)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of
common stock outstanding, basic and diluted	142,440,000	141,694,800

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP. (FORMERLY PALMDALE EXECTIVE HOMES, CORP.).
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
			Additional	Deficit during
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$
Issuance of common shares for cash	136,000,000	136,000	(102,000)	-	34,000
Net loss	-	-	-	(35,200)	(35,200)
Balance, December 31, 2000	136,000,000	136,000	(102,000)	(35,200)	(1,200)
Net loss	-	-	-	(200)	(200)
Balance, December 31, 2001	136,000,000	136,000	(102,000)	(35,400)	(1,400)
Net loss	-	-	-	(200)	(200)
Balance, December 31, 2002	136,000,000	136,000	(102,000)	(35,600)	(1,600)
Net loss	-	-	-	(710)	(710)
Balance, December 31, 2003	136,000,000	136,000	(102,000)	(36,310)	(2,310)
Net loss	-	-	-	(200)	(200)
Balance, December 31, 2004	136,000,000	136,000	(102,000)	(36,510)	(2,510)
Net loss	-	-	-	(200)	(200)
Balance, December 31, 2005	136,000,000	136,000	(102,000)	(36,710)	(2,710)
Net loss	-	-	-	(200)	(200)
Balance, December 31, 2006	136,000,000	136,000	(102,000)	(36,910)	(2,910)
Net loss	-	-	-	(4,703)	(4,703)
Balance, December 31, 2007	136,000,000	136,000	(102,000)	(41,613)	(7,613)
Net loss	-	-	-	(4,572)	(4,572)
Balance, December 31, 2008	136,000,000	136,000	(102,000)	(46,185)	(12,185)
Net loss	-	-	-	(4,422)	(4,422)
Balance, December 31, 2009	136,000,000	136,000	(102,000)	(50,607)	(16,607)
Net loss	-	-	-	(15,465)	(15,465)
Balance, December 31, 2010	136,000,000	136,000	(102,000)	(66,072)	(32,072)
Common shares issued for cash	4,000,000	4,000	46,000	-	50,000
Common shares issued for services	440,000	440	1,430	-	1,870
Net loss	-	-	-	(63,431)	(63,431)
Balance, December 31, 2011	140,440,000	140,440	(54,570)	(129,503)	(43,633)
Common shares issued for cash	2,000,000	2,000	23,000	-	25,000
Net loss	-	-	-	(192,639)	(192,639)
Balance, December 31, 2012	142,440,000	142,440	(31,570)	(322,142)	(211,272)
Net loss	-	-	-	(264,956)	(264,956)
Balance, December 31, 2013	142,440,000	142,440	(31,570)	(587,098)	(476,228)

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP. (FORMERLY PALMDALE EXECTIVE HOMES, CORP.).
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

			January 14, 2000
	Years Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(264,956)	$(192,639)	$(587,098)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for services	-	-	1,870
Amortization of debt discount	50,488	-	50,488
Derivative expense	7,101	-	7,101
Changes in assets and liabilities
Accounts payable	16,573	14,579	33,873
Accounts payable and accrued interest - related party	118,864	112,227	246,327
Net cash used in operating activities	(71,930)	(65,833)	(247,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(60,000)	(50,000)	(160,000)
Net cash used in investing activites	(60,000)	(50,000)	(160,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	25,000	109,000
Proceeds from advances - related party	-	-	33,471
Proceeds from convertible debt	150,000	-	150,000
Proceeds from promissory notes	-	125,000	125,000
Proceeds from promissory note - related party	-	-	50,958
Net cash provided by financing activities	150,000	150,000	468,429

NET CHANGE IN CASH	18,070	34,167	60,990

CASH - BEGINNING OF PERIOD	42,920	8,753	-

CASH - END OF PERIOD	$60,990	$42,920	$60,990

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$-	$-	$31,611

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP. (FORMERLY PALMDALE EXECTIVE HOMES, CORP.).
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

California Mines Corp. (formerly Palmdale Executive Homes, Corp.) the “Company”) was organized January 14, 2000 under the laws of the State of Nevada. The Company is engaged in the business of acquiring, exploring and evaluating mineral properties and is currently focused on its mineral property interests located in the state of California. The company is in the exploration stage and has not earned revenues from its mining properties or claims.

On May 6, 2013, the Company’s board of directors approved an agreement and plan of merger to merge with and into the Company’s subsidiary California Mines Corp., a Nevada corporation, to effect a name change from Palmdale Executive Homes, Corp. to California Mines Corp. The subsidiary was formed on May 6, 2013 solely for the change of name.

Note 2 – Significant Accounting Policies

Exploration Stage Company

The Company complies with Accounting Standard Codification (“ASC”) 915 for its characterization of the Company as an Exploration Stage Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income taxes

The Company accounts for income taxes under FASB ASC 740 “INCOME TAXES.” Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change inn tax rates is recognized in come in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include accounts payable and officer advances. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and 2012.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at December 31, 2013 and, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and, 2012.

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

Financial Instruments

As of December 31, 2013 and 2012, the Company's financial instruments consist primarily of cash. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Net Loss per Share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Going Concern

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash to meet its current commitments nor does it have assets or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In accordance with the Agreement the Company is obligated to expend $150,000 per year of the lease developing the property, and pay annual advance royalty amounts of $50,000 for the first year (paid by an officer of the Company on behalf of the Company as of December 31, 2011), $50,000 in the second year (paid) and $60,000 in the final year (paid).

In addition, the Company must pay a net smelter return royalty of 10% during the term of the lease until expiration of the Agreement or the exercise of the option to purchase. The option to purchase may be exercised by the Company, in its sole discretion, at any time during the three year term of the Agreement. The option to purchase is exercisable for a 75% interest in the property with the Owner retaining a 25% interest as tenants in common. The purchase price of the 75% interest is $2,000,000 in cash plus the ongoing payment of a net smelter return royalty of 2.5% to the Owner.

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

As of the date of this report, the Company is in discussion with the Owner to amend the Property Agreement and the Owner does not consider the Property Agreement to be in default, therefore the Property Agreement is in good standing.

Note 4 – Promissory Notes

On August 25, 2012, the Company issued an unsecured promissory note for cash proceeds of $75,000 with a term of one year and simple annual interest rate of 8% repayable on August 25, 2013. As at December 31, 2013, total interest expense of $8,100 was accrued on the promissory note and is included in accounts payable. This promissory note is in default.

On November 26, 2012, the Company issued an unsecured promissory note for cash proceeds of $50,000 with a term of one year and simple annual interest rate of 8% repayable on November 26, 2013. As at December 31, 2013, total interest expense of $4,383 was accrued on the promissory note and is included in accounts payable. This promissory note is in default.

Note 5 – Related Party Advance and Promissory Note

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. On August 11, 2012, the Company defaulted on the promissory note with the interest rate increased to 13% under the term of the promissory note. Interest expense of $10,864 was incurred during the year ended December 31, 2013. As at December 31, 2013, total interest of $21,661 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party. No demand has been made on this note through the date of filing.

During the year ended December 31, 2011, Mr. Medina advanced an additional $1,860 to the Company, which was outstanding on December 31, 2013. The advance is non-interest bearing, unsecured and due on demand.

Note 6 – Convertible Debt

On August 9, 2013, the Company issued an unsecured convertible note for principal amount of $150,000 with a term of two years and simple annual interest rate of 12%. The principal amount and accrued interest is convertible into the Company’s common shares at the conversion price of 75% of the average closing prices for the five trading days immediately preceding the conversion date.

The convertible note was determined to include an embedded derivative liability. At the date of issuance of the convertible note, derivative liability was measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. These derivative liability will be marked-to-market each quarter with the change in fair value recorded in the statement of operations. The Company uses the effective interest method to record interest expense from the accretion of the debt discount.

The fair value of the conversion feature was recorded as discount to the convertible debt and derivative liability. As of December 31, 2013, the derivative liability was estimated using Black-Scholes option pricing model at $157,101 with the following assumptions: exercise price of $0.15, risk-free interest rate of 0.33%, dividend rate of 0%, expected life of 2 year and expected volatility of 534%.

The Company recorded a net change in fair value of derivative expense of $7,101 during the year ended December 31, 2013.

Note 7 – Related Party Transactions

On September 7, 2011 the Company entered into a consulting agreement with the Chief Operating Officer (“COO”) of the Company at a consulting fee of $5,000 per month. During the year ended December 31, 2013, consulting fees of $60,000 were recorded and $112,333 was owed to the COO at December 31, 2013.

On September 7, 2011 the Company entered into a consulting agreement with the Vice President of Geology (the “VP”) of the Company at a consulting fee of $5,000 per month. During the year ended December 31, 2013, consulting fees of $60,000 were recorded and $112,333 was owed to the VP at December 31, 2013.

Note 8 – Stockholders’ Equity

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

The forward stock split is presented retroactively in these consolidated financial statements.

Note 9 – Income Taxes

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

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2013	2012
Refundable Federal income tax attributable to:
Current operations	$90,000	$65,000
Less, change in valuation allowance	(90,000)	(65,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31,	December 31,
	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$199,000	$109,000
Less, valuation allowance	(199,000)	(109,000)
Net deferred tax asset	$-	$-

At December 31, 2013, the Company had an unused net operating loss carryover approximating $587,000 that is available to offset fduture taxable income, expiring beginning in 2020.