Form 10-Q
period 2014-03-31
CALIFORNIA MINES CORP.
filed 2014-05-16
CIK 1414030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

09 574 2687327
(Issuer's telephone number)
___________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 142,440,000 common shares issued and outstanding as of May 15, 2014

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

CALIFORNIA MINES CORP.
(formerly Palmdale Executive Homes, Corp.)
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$54,204	$60,990
Total Current Assets	54,204	60,990

Mineral property	160,000	160,000

TOTAL ASSETS	$214,204	$220,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$42,010	$33,873
Accounts payable and accrued expenses - related parties	279,043	246,327
Advances - related party	1,860	1,860
Promissory note	125,000	125,000
Promissory note - related parties	82,569	82,569
Convertible debt, net of discount	76,747	50,488
Derivative liability	174,938	157,101
Total Current Liabilities	782,167	697,218

Total Liabilities	782,167	697,218

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 1,000,000,000 shares authorized and
142,440,000 shares issued and outstanding	142,440	142,440
Additional paid-in capital	(31,570)	(31,570)
Deficit accumulated during the exploration stage	(678,833)	(587,098)
Total Stockholders' Deficit	(567,963)	(476,228)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$214,204	$220,990

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP.
(formerly Palmdale Executive Homes, Corp.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months March 31,		January 14, 2000 (Inception) to March 31,
	2014	2013	2014

Operating expenses
General and administrative	$7,923	$8,255	$196,429
Consulting fees	30,000	30,000	306,666
Mining Exploration	-	-	23,129
Loss from operations	(37,923)	(38,255)	(526,224)

Other expenses
Interest expense	(35,975)	(5,216)	(127,671)
Derivative expense	(17,837)	-	(24,938)
Total other expense	(53,812)	(5,216)	(152,609)

Net Loss	$(91,735)	$(43,471)	$(678,833)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of
common stock outstanding	142,440,000	142,440,000

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP.
(formerly Palmdale Executive Homes, Corp.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			January 14, 2000
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,735)	$(43,471)	$(678,833)
Adjustments to reconcile net loss to net cash
used in operating activities
Issuance of common stock for services	-	-	1,870
Amortization of debt discount	26,259	-	76,747
Derivative expense	17,837	-	24,938
Changes in assets and liabilities
Accounts payable	8,137	(854)	42,010
Accounts payable and accrued interest - related party	32,716	32,716	279,043
Net cash used in operating activities	(6,786)	(11,609)	(254,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	-	-	(160,000)
Net cash used in investing activites	-	-	(160,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	109,000
Proceeds from advances - related party	-	-	33,471
Proceeds from convertible debt	-	-	150,000
Proceeds from promissory notes	-	-	125,000
Proceeds from promissory note - related party	-	-	50,958
Net cash provided by financing activities	-	-	468,429

NET CHANGE IN CASH	(6,786)	(11,609)	54,204

CASH - BEGINNING OF PERIOD	60,990	42,920	-

CASH - END OF PERIOD	$54,204	$31,311	$54,204

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH TRANSACTIONS:
Conversion of advances to promissory note - related party	$-	$-	$31,611

The accompanying notes are an integral part of the financial statements.

CALIFORNIA MINES CORP.
(FORMERLY PALMDALE EXECTIVE HOMES, CORP.).
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements of California Mines Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2013 as reported in Form 10-K, have been omitted.

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

Note 3 – Promissory Notes

On August 25, 2012, the Company issued an unsecured promissory note for cash proceeds of $75,000 with a term of one year and simple annual interest rate of 8% repayable on August 25, 2013. As at March 31, 2014, total interest expense of $9,600 was accrued on the promissory note and is included in accounts payable. This promissory note is in default.

On November 26, 2012, the Company issued an unsecured promissory note for cash proceeds of $50,000 with a term of one year and simple annual interest rate of 8% repayable on November 26, 2013. As at March 31, 2014, total interest expense of $5,383 was accrued on the promissory note and is included in accounts payable. This promissory note is in default.

Note 4 – Related Party Advance and Promissory Note

On August 11, 2011, the Company issued an unsecured promissory note for the full balance of $82,569 owed to Mr. Medina. The promissory note of $82,569 has a term of one year and bears simple annual interest rate of 8%. On August 11, 2012, the Company defaulted on the promissory note with the interest rate increased to 13% under the term of the promissory note. Interest expense of $2,716 was incurred during the three months ended March 31, 2014. As at March 31, 2014, total interest of $24,377 was accrued on the promissory note and is included in accounts payable and accrued expenses – related party. No demand has been made on this note through the date of filing.

During the year ended December 31, 2011, Mr. Medina advanced an additional $1,860 to the Company, which was outstanding on March 31, 2014. The advance is non-interest bearing, unsecured and due on demand.

Note 5 – Convertible Debt

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

The fair value of the conversion feature was recorded as discount to the convertible debt and derivative liability. As of March 31, 2014, the derivative liability was estimated using Black-Scholes option pricing model at $174,938 with the following assumptions: exercise price of $0.15, risk-free interest rate of 0.33%, dividend rate of 0%, expected life of 1.3 year and expected volatility of 343%.

The Company recorded a net change in fair value of $17,837 during the three months ended March 31, 2014.

Note 6 – Related Party Transactions

On September 7, 2011 the Company entered into a consulting agreement with the Chief Operating Officer (“COO”) of the Company at consulting fee of $5,000 per month. During the three months ended March 31, 2014, consulting fees of $15,000 were recorded and $127,333 was owed to the COO at March 31, 2014.

On September 7, 2011 the Company entered into a consulting agreement with the Vice President of Geology (the “VP”) of the Company at consulting fee of $5,000 per month. During the three months ended March 31, 2014, consulting fees of $15,000 were recorded and $127,333 was owed to the COO at March 31, 2014.

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

Our ticker symbol is “CLMC”. Our CUSIP number is 130446107.

Employees

Currently our company does not have full-time or part-time employees. Our President Mr. Santiago Medina, our Chief Operating Officer Mr. Defensor and our Vice President-Geology Mr. Calpito are consultants of our company. If business is successful and we experience significant growth, we will hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Results of Operations

Three months ended March 31, 2014 and 2013

For the three months ended March 31, 2014, we incurred expenditures of $91,735 and posted losses of $91,735. For the three months ended March 31, 2013, we incurred expenditures of $43,471 and posted losses of $43,471.

Operating expenses for the three months ending March 31, 2014 were $37,923 compared to operating expenses for the three months ended March 31, 2013 of $38,255. Of the operating expenses, general and administrative expense was consistent from $8,255 in 2013 to $7,923 in the same three month period in 2014. We incurred total consulting fees of $30,000 payable to our Chief Operating Officer and Vice President of Geology for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014, we recorded interest expenses of $35,975 on three promissory notes and one convertible note compared to interest expense of $5,216 on three promissory note for the three months ended March 31, 2013.

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

Liquidity and Capital Resources

During the three months ended March 31, 2014 we used $6,786 in our operations.

At March 31, 2014, we had working capital deficit of $727,963 compared to working capital deficit of $636,228 on December 31, 2013.

At March 31, 2014, our total current assets were $54,204 compared to $60,990 on December 31, 2013.

At March 31, 2014, our total current liabilities were $782,167 compared to $697,218 on December 31, 2013.

At March 31, 2014, we had promissory notes payable to non-related parties of $125,000, promissory note payable to our President of $82,569, and convertible note payable of $150,000.

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

Going Concern

As at March 31, 2014 we have not generated income from our operations, had a working capital deficit of $727,963 and accumulated loss of $678,833 since inception. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended December 31, 2013, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

None from January 1, 2014 to the date of this filing.

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
____________
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

CALIFORNIA MINES CORP.

Date: May 16, 2014	By:	/s/ Santiago Medina
Santiago Medina Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)